Form 10QSB
period 1996-03-31
SKYSAT COMMUNICATIONS NETWORK CORP
filed 1996-05-15
CIK 919374

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

      --------------------------------------------------------------------
                                   FORM 10-QSB

                Quarterly Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

              ----------------------------------------------------

                        For Quarter Ended: March 31, 1996

                           Commission File No. 0-24034

                    SKYSAT COMMUNICATIONS NETWORK CORPORATION

       ------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           Delaware                                          13-3722117
           ------------------------------------------------------------
          (State of Incorporation) (I.R.S. Employer Identification No.)

                        405 Lexington Avenue, 33rd floor
                            New York, New York 10174
                 -----------------------------------------------
                     (Address of Principal Executive Office)
                                   (Zip Code)

Issuer's telephone number, including area code (212) 972-0070

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes  X           No
                                        ---             ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                                                   March 31, 1996
                                                   --------------
                  Class A Common Stock                2,107,321
                  Class B Common Stock                1,657,679

Transitional Small Business Disclosure Format (check one):

                              Yes              No  X
                                 ---              ---

                         PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

                    SKYSAT COMMUNICATIONS NETWORK CORPORATION
                          (a development stage company)

                    Condensed Balance Sheet at March 31, 1995
                                   (unaudited)

                                     ASSETS

Current Assets:
      Cash and cash equivalents                                                       $ 1,046,968
      Accounts receivable                                                                 166,697
      Prepaid research and development costs (Note F)                                      61,507
      Prepaid expenses & other current assets                                              28,778
                                                                                      -----------
           Total current assets                                                         1,303,951

Equipment, at cost (net of $3,897 accumulated depreciation)                                 9,572
Equipment under construction                                                            1,353,945
Patent costs (net of $2,375 accumulated depreciation)                                     191,469
Other                                                                                      49,184
                                                                                      -----------

           TOTAL                                                                      $ 2,908,122
                                                                                      ===========

                              L I A B I L I T I E S

Current Liabilities:
      Accrued expenses                                                                $   182,933
                                                                                      -----------
           Total current liabilities                                                      182,933
                                                                                      -----------

                              STOCKHOLDERS' EQUITY
                              (Notes B, C, D and E)

Preferred stock, par value $0.01 per share, 5,000,000 shares authorized, none issued
Class B common stock, par value $0.001 per share, 2,000,000 shares authorized;
      1,657,679 shares issued and outstanding, including
      872,125 forfeitable shares                                                            1,658
Class A common stock, par value $0.001 per share, 18,000,000 shares authorized; 2,107,321 shares issued and outstanding, including
      127,875 forfeitable shares                                                            2,107
Capital in excess of par value                                                          7,411,271
Deficit accumulated during the development stage                                       (4,689,847)
                                                                                      -----------

           Total stockholders' equity                                                   2,725,189
                                                                                      -----------

           TOTAL                                                                      $ 2,908,122
                                                                                      ===========


                  See notes to condensed financial statements.

                    SKYSAT COMMUNICATIONS NETWORK CORPORATION
                          (a development stage company)

                       Condensed Statements of Operations
                                   (unaudited)

                                                                                                   For the
                                                                                                 Period from
                                                                                                Commencement
                                                                                                of Operations
                                                             For the Three Months Ended          (January 1,
                                                                      March 31,                    1993) to
                                                           -------------------------------
                                                               1995               1996           March 31, 1996
                                                               ----               ----           --------------
Operating Expenses:
      Research and development expenses (Note D[1])        $   616,410         $    90,112         $ 2,951,054
      General and administrative expenses (Note D)             214,576             169,442           1,423,181
                                                           ---------------------------------------------------

      Total operating expenses                                 830,986             259,553           4,374,235
                                                           ---------------------------------------------------

 Loss from Operations                                         (830,986)           (259,553)         (4,374,235)
                                                           ---------------------------------------------------

Financing Costs (Income):
      Interest (income)                                        (37,642)             (6,597)           (127,955)
      Interest expense                                                                                  83,317
      Amortization of deferred financing costs                                                         299,000
      Amortization of debt discount                                                                     61,250
                                                           ---------------------------------------------------

      Total financing costs (income)                           (37,642)             (6,597)            315,612
                                                           ---------------------------------------------------

NET LOSS                                                   $  (793,344)        $  (252,956)        $(4,689,847)
                                                           ===================================================

Net loss per share of common stock                         $     (0.35)        $     (0.11)        $     (2.77)
                                                           ===================================================


Weighted average number of common shares
and common share equivalents outstanding                     2,265,000           2,369,396           1,694,586
                                                           ===================================================





      See notes to condensed financial statements.

                    SKYSAT COMMUNICATIONS NETWORK CORPORATION
                          (a development stage company)

                       Condensed Statements of Cash Flows
                                   (unaudited)

                                                                                                            For the
                                                                                                          Period from
                                                                                                         Commencement
                                                                                                         of Operations
                                                                    For the Three Months Ended            (January 1,
                                                                             March 31,                      1993) to
                                                                  -------------------------------
                                                                      1995                1996           March 31, 1996
                                                                      ----                ----           --------------
Cash flows from operating activities:
     Net loss                                                     $  (793,344)        $  (252,956)        $(4,689,847)
     Adjustments to reconcile net loss to net  cash
        used in operating activities:
        Depreciation and amortization                                   1,200               3,575              14,072
        Rent recorded as capital contribution                                                                  22,000
        Amortization of debt issuance costs                                                                   360,250
        Changes in operating assets and liabilities:
            Other receivables                                        (436,747)                               (166,697)
            Organization costs                                                                                (12,000)
            Prepaid expenses                                          257,991              40,086             (90,288)
            Accounts payable and other current
            liabilities                                               (22,215)              6,374             182,933
                                                                  ---------------------------------------------------
        Net cash (used in) operating activities                      (993,115)           (202,921)         (4,379,577)
                                                                  ---------------------------------------------------

Cash flows from investing activities:
     Purchase of fixed assets                                        (380,312)                             (1,367,414)
     Patent costs                                                        (291)             (1,526)           (193,844)
     Deposits                                                          (2,500)                                 (9,625)
                                                                  ---------------------------------------------------
        Net cash (used in) investing activities                      (383,103)             (1,526)         (1,570,883)
                                                                  ---------------------------------------------------

Cash flows from financing activities:
     Proceeds from notes payable                                                                            2,151,000
     Repayment of notes payable                                                                            (2,450,000)
     Net proceeds from sale of  common stock                                              991,547           7,296,428
                                                                  ---------------------------------------------------
        Net cash provided by financing activities                                         991,547           6,997,428
                                                                  ---------------------------------------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS               (1,376,218)            787,100           1,046,968
Cash and cash equivalents - beginning of period                     1,882,678             259,868
                                                                  ---------------------------------------------------
CASH AND CASH EQUIVALENTS - END OF PERIOD                         $   506,460         $ 1,046,968         $ 1,046,968
                                                                  ===================================================

Supplemental disclosures of cash flow information
     Taxes paid                                                   $     2,026         $     9,503         $    31,532
     Interest paid                                                                                        $    83,317
Supplemental disclosures of non-cash financing activities:
     Warrants issued                                                                                      $    61,250



            See notes to condensed financial statements.

                    SKYSAT COMMUNICATIONS NETWORK CORPORATION
                          (a development stage company)

                          NOTES TO FINANCIAL STATEMENTS


NOTE A - Basis of Presentation

         The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1996, are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Registrant Company annual report on Form 10-KSB for the year ended December 31, 1995.

NOTE B - The Company

         Skysat Communications Network Corporation (the "Company") is a development stage company incorporated in Delaware in July 1992. The Company is engaged in the research and development of a high altitude unmanned aircraft system (the "Skysat System" or the "System") for commercial application in the telecommunications industry.

         The Company has incurred significant losses to date and anticipates substantial additional losses before completion of Phase I of the Skysat System. There is no assurance that necessary financing will be available for completion of Phase I or that the Company will be in a position to proceed with Phase II. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The Company is currently seeking additional financing or other arrangements to complete its planned activities. The accompanying financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary if the Company is unable to continue as a going concern.

NOTE C - Sale of Common Stock

         On March 13, 1996, the Company sold 500,000 unregistered shares of Class A common stock and unregistered warrants for an additional 2,000,000 shares for a total of $1,000,000. The warrants are exercisable at $1.00 per share. After this transaction, the Company has 3,765,000 shares outstanding.

                    SKYSAT COMMUNICATIONS NETWORK CORPORATION
                          (a development stage company)

                          NOTES TO FINANCIAL STATEMENTS

NOTE D - Related Party Transactions

         [1]      Research and development expense includes the following
payments to related parties for the periods indicated:

                  January 1, 1995 - March 31, 1995 ...........  $  50,000
                                                                =========

                  January 1, 1996 - March  31, 1996...........  $  40,833
                                                                =========

                  January 1, 1993 - March 31, 1996............  $ 464,859
                                                                =========

                  General and Administrative expenses for the periods ended March 31, 1995 and March 31, 1996, and for the period from January 1, 1993 through March 31, 1996 includes $66,289, $55,000 and $510,250, respectively, paid to three officers/stockholders and three director/stockholders.

         [2] The Company had occupied its headquarters on a rent-free basis in the offices of a stockholder from January 1, 1993 through October 31, 1994. The Company has reflected $22,000, the fair value for such space, as a capital contribution for the period from January 1, 1993 through March 31, 1996.

NOTE E - Stock Option Plan

         The Company has granted nonqualified stock options under the Stock Option Plan to certain Company directors to purchase, at $6.00 per share, an aggregate of 60,000 shares of Class A common stock and an incentive stock option to an officer of the Company to purchase, at $6.00 per share, 10,000 shares of Class A common stock. During 1995, the Company also granted an aggregate of 16,000 nonqualified stock options to consultants to the Company.

NOTE F - Jet Propulsion Laboratory Agreement

         The Company has entered into an agreement (the "JPL Agreement") under which the Jet Propulsion Laboratory ("JPL") will develop a preliminary design of the Skysat System and determine its technical feasibility.

         Under the JPL Agreement, the Company paid JPL $2,493,000 through March 31, 1996 (including $256,000 in the period ended March 31, 1995), for development work. The Company is charging research and development expense as JPL utilizes the funds. JPL commenced its work with respect to the contract in April 1994.

                    SKYSAT COMMUNICATIONS NETWORK CORPORATION
                          (a development stage company)

                          NOTES TO FINANCIAL STATEMENTS


NOTE G - Av-Intel Inc. Agreement

         In April 1996 the Company entered into an agreement with Av-Intel Inc. ("Av-Intel"), a research an development company based in Ottawa, Canada, which has developed lighter-than-air technology (stratospheric satellite vehicles) ("SSV's") that could be applied to airborne platforms. The agreement provides that Skysat and Av-Intel will work together to test the viability and cost-effectiveness of the SSV.

ITEM  2.         MANAGEMENT'S DISCUSSION AND
                 ANALYSIS OR PLAN OF OPERATIONS

(A)      Management's Discussion and Analysis of
         Financial Condition and Results of Operations:

         The Company is a development stage company. Since its inception in July 1992, the Company's efforts have been principally devoted to research and development of the Skysat System and raising capital; the Company has sustained losses of $4,689,847 of which $252,956 and $793,344 were incurred during the three-month periods ended March 31, 1996 and 1995, respectively. These losses have resulted from expenditures specifically in connection with an increased level of effort under the JPL Agreement (discussed below) which commenced during 1994, continued construction and development of a conventional engine-powered prototype aircraft (the "Platform"), commencement of the development of the flight management system related to the Skysat System and general and administrative activities, including legal and professional activities relating thereto and salaries to officers and emoloyees which are continuing to date. Research and development expenses have aggregated $2,951,054 since inception, of which $90,112 and $614,410 were incurred during the three-month periods ended March 31, l996 and l995, respectively.

         The Company's research and development agreement (the "JPL Agreement") with the Jet Propulsion Laboratory ("JPL"), an operating division of the California Institute of Technology which operates JPL under contract from NASA, commenced in April 1994. JPL has incurred expenses aggregating $27,119 during the three-month period ended March 31, 1996.

         In May, 1996, the Company paid an additional $50,000 to JPL for research activities related to payload development and activities in support of the Company's research and development into unmanned aerial vehicles.

         General and administrative expenses were $1,423,181 since the Company's inception in July 1992, of which $169,442 and $214,576 were expended during the three-month periods ended March 31, 1996 and 1995, respectively.

         The Company's research and development and general and administrative expenses will be substantial in the forseeable future, including substantial expenses for the payment of salaries, consulting fees and expenses related to the JPL Agreement, the development and construction of the Platform and other related vehicles and the development of the flight management system and other related activities.

         In April 1996, the Company entered into an agreement with Av-Intel, Inc. ("Av-Intel"), a research and development company which has developed lighter-than-air technology that could be applied to airborne platforms with a capability to fly at 70,000 feet altitude for periods of several months (the "Av-Intel Agreement"). These "stratospheric satellite vehicles" ("SSV's") have certain characteristics that would make them effective as communications platforms. Skysat and Av-Intel will work together over the next several months to verify the viability and cost-effectivemess of the SSV. Under the Av-Intel Agreement, the Company and Av-Intel will develop a comprehensive design leading to a telecommunications prototype.

Liquidity and Capital Resources:

         The Company has had no revenue and has incurred a cumulative loss through March 31, 1996 of $4,689,847. However, the Company believes that it has the necessary liquidity and capital resources to sustain planned operations for approximately one year following March 31, 1996. In the event that the Company's internal estimates relating to its planned expenditures prove materially inaccurate, the Company may be required to reallocate funds among its planned activities and curtail certain planned expenditures. In any event, the Company anticipates that it will require additional financing during fiscal 1996. There can be no assurances as to the availability or terms of any required additional financing, when and if needed. In the event that the Company fails to raise the funds it requires, it may be necessary for the Company to cease operations or severely limit growth.

(B)      Plan of Operation:

         During the one-year period following March 31, 1996, the Company intends to continue to conduct significant additional research, development and testing activities related to the JPL Agreement and additional activities in connection with the development of the Skysat System, including the completion of, and/or the acquisition and testing of, a platform, and the exploration of the technical and economic feasibility and viability of additional and alternative aerial vehicles, which, together with other general and administrative expenses, are expected to result in substantially higher operating losses. The Company does not expect to generate any revenues until such time as the Skysat System becomes commercially available, which cannot occur until it has, among other things, obtained substantial additional funds, completed development of the Skysat System using its microwave power transmission technology and received necessary regulatory approvals. The Company is currently seeking additional financing or a strategic or other arrangement in order to continue its planned activities for the current fiscal year.

         As previously disclosed, in July 1994 the Company entered into an agreement with B & R Designs, Inc. (the "B & R Designs Agreement"), pursuant to which B & R Designs agreed to construct the Company's first Platform. Due to disagreements and cost overruns, work by B & R Designs under the B & R Designs Agreement was scaled back and ultimately suspended entirely during 1995. The Company is currently in discussions with B & R Designs management regarding quantifying expenses and continuing work. The Company and B & R Designs management are attempting to resolve the amount payable, if any, under the B & R Designs Agreement. Due to these uncertainties, the Company's financial commitment cannot be quantified at this time.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                      SKYSAT COMMUNICATIONS NETWORK CORPORATION




Date: May 14, 1996                          By: /s/ Martin D. Fife
                                                -------------------------------

                                                    Martin D. Fife,
                                                    Chief Executive Officer

Date: May 14, 1996                          By: /s/ Paul S. Wasserman
                                                -------------------------------

                                                    Paul S. Wasserman,
                                                    Chief Financial Officer