Form 10QSB
period 1996-06-30
SKYSAT COMMUNICATIONS NETWORK CORP
filed 1996-08-14
CIK 919374

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            ------------------------

                                   FORM 10-QSB

                Quarterly Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                            ------------------------

                        For Quarter Ended: June 30, 1996

                           Commission File No. 0-24034

                    SKYSAT COMMUNICATIONS NETWORK CORPORATION
        (Exact name of small business issuer as specified in its charter)

         Delaware                                        13-3722117
(State of Incorporation)                    (I.R.S. Employer Identification No.)

                        405 Lexington Avenue, 33rd floor
                            New York, New York 10174
                     (Address of Principal Executive Office)
                                   (Zip Code)

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

                            Yes  X           No ___

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                                      June 30, 1996
                                      -------------

                  Class A Common Stock                2,107,321
                  Class B Common Stock                1,657,679

Transitional Small Business Disclosure Format (check one):

                            Yes __            No  X

                         PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements


                    SKYSAT COMMUNICATIONS NETWORK CORPORATION
                          (a development stage company)

                    Condensed Balance Sheet at June 30, 1996
                                   (unaudited)

                                              ASSETS
Current Assets:
      Cash and cash equivalents                                                     698,237
      Accounts receivable                                                           116,967
      Prepaid research and development costs (Note F)                                78,583
      Prepaid expenses & other current assets                                       214,001
                                                                                 ----------
           Total current assets                                                   1,107,788

Equipment, at cost (net of $4,497 accumulated depreciation)                           8,972
Equipment under construction                                                      1,353,945
Patent costs (net of $3,975 accumulated depreciation)                               188,624
Other                                                                                13,225
                                                                                 ----------

           TOTAL                                                                  2,672,555
                                                                                 ==========

                                      L I A B I L I T I E S

Current Liabilities:
      Accrued expenses                                                              169,942
                                                                                 ----------
           Total current liabilities                                                169,942
                                                                                 ----------

                                      STOCKHOLDERS' EQUITY
                                     (Notes B, C, D and E)

Preferred stock, par value $0.01 per share, 5,000,000 shares authorized, none issued
Class B common stock, par value $0.001 per share, 2,000,000 shares authorized;
      1,657,679 shares issued and outstanding, including
      872,125 forfeitable shares                                                      1,694
Class A common stock, par value $0.001 per share, 18,000,000 shares authorized; 2,107,321 shares issued and outstanding, including
      127,875 forfeitable shares                                                      2,071
Capital in excess of par value                                                    7,411,271
Deficit accumulated during the development stage                                 (4,912,424)
                                                                                 ----------

           Total stockholders' equity                                             2,502,612
                                                                                 ----------

           TOTAL                                                                  2,672,555
                                                                                 ==========

                  See notes to condensed financial statements.

                   SKYSAT COMMUNICATIONS NETWORK CORPORATION
                          (a development stage company)

                       Condensed Statements of Operations
                                   (unaudited)

                                                                                                                          For the
                                                                                                                        Period from
                                                                                                                       Commencement
                                                                                                                       of Operations
                                                             For the Three Months Ended    For the Six Months Ended      (January 1,
                                                                      June 30,                      June 30,               1993) to
                                                             -------------------------     -------------------------     ----------
                                                                  1995          1996          1995           1996      June 30, 1996
                                                             -------------------------     -------------------------     ----------
Operating Expenses:
      Research and development expenses
              (Note D[1])                                       175,226         61,833        791,636        151,945      3,012,887
      General and administrative expenses
              (Note D)                                          218,961        170,837        433,537        340,279      1,594,018
                                                             -------------------------     -------------------------     ----------

      Total operating expenses                                  394,187        232,670      1,225,173        492,224      4,606,906
                                                             -------------------------     -------------------------     ----------

Loss from Operations                                           (394,187)      (232,670)    (1,225,173)      (492,224)    (4,606,906)
                                                             -------------------------     -------------------------     ----------

Financing Costs (Income):
      Interest (income)                                         (12,138)       (10,095)       (49,780)       (16,692)      (138,050)
      Interest expense                                                                                                       83,317
      Amortization of deferred financing costs                                                                              299,000
      Amortization of debt discount                                                                                          61,250
                                                             -------------------------     -------------------------     ----------

      Total financing costs (income)                            (12,138)       (10,095)       (49,780)       (16,692)       305,517
                                                             -------------------------     -------------------------     ----------

NET LOSS                                                       (382,049)      (222,575)    (1,175,393)      (475,532)    (4,912,423)
                                                             =========================     =========================     ==========

Net loss per share of common stock                           $    (0.17)    $    (0.08)    $    (0.52)    $    (0.19)    $    (2.77)
                                                             =========================     =========================     ==========

Weighted average number of common shares
and common share equivalents outstanding                      2,265,000      2,765,000      2,265,000      2,567,198      1,771,044
                                                             =========================     =========================     ==========

      See notes to condensed financial statements.

                    SKYSAT COMMUNICATIONS NETWORK CORPORATION
                          (a development stage company)

                       Condensed Statements of Cash Flows
                                   (unaudited)

                                                                                                                          For the
                                                                                                                        Period from
                                                                                                                       Commencement
                                                                      Three Months Ended            Six Months Ended   of Operations
                                                                           June 30,                    June 30,         (January 1,
                                                                   --------------------------------------------------    1993) to
                                                                     1995          1996         1995           1996    June 30, 1996
                                                                   --------      --------    ----------      --------   ------------
Cash flows from operating activities:

  Net loss                                                         (382,049)     (222,576)   (1,175,393)     (475,532)   (4,912,423)
  Adjustments to reconcile net loss to net cash used in
     operating activities:
         Depreciation and amortization                                1,200         1,920         2,400         3,925        14,422
         Rent recorded as capital contribution                                                                               22,000
         Amortization of debt issuance costs                                                                                360,250
         Changes in operating assets and liabilities:
               Accounts receivable                                                 49,730                      49,730        49,730
               Other receivables                                    736,747                     300,000                    (166,697)
               Organization costs                                                                                           (12,000)
               Prepaid expenses and other assets                    236,050      (166,340)      494,041      (124,684)     (255,058)
               Accounts payable and other current liabilities      (135,474)      (12,991)     (157,689)       (6,617)      169,942
                                                                  ------------------------------------------------------------------
         Net cash (used in) operating activities                    456,474      (350,257)     (536,641)     (553,178)   (4,729,834)
                                                                  ------------------------------------------------------------------

Cash flows from investing activities:
  Purchase of fixed assets                                         (112,808)                   (493,120)                 (1,367,414)
  Patent costs                                                                      1,526          (291)                   (192,318)
  Deposits                                                                                       (2,500)                     (9,625)
                                                                  ------------------------------------------------------------------
         Net cash (used in) investing activities                   (112,808)        1,526      (495,911)            0    (1,569,357)
                                                                  ------------------------------------------------------------------

Cash flows from financing activities:
  Proceeds from notes payable                                                                                             2,151,000
  Repayment of notes payable                                                                                             (2,450,000)
  Net proceeds from sale of  common stock                                               0                     991,547     7,296,428
                                                                  ------------------------------------------------------------------
         Net cash provided by financing activities                                      0                     991,547     6,997,428
                                                                  ------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                343,666      (348,731)   (1,032,552)      438,369       698,237
Cash and cash equivalents - beginning of period                     506,460     1,046,968     1,882,678       259,868
                                                                  ------------------------------------------------------------------
CASH AND CASH EQUIVALENTS - END OF PERIOD                           850,126       698,237       850,126       698,237       698,237
                                                                  ==================================================================

Supplemental disclosures of cash flow information
        Interest paid                                                                                                        83,317
Supplemental disclosures of non-cash financing
   activities:
        Warrants issued                                                                                                      61,250

                     See notes to condensed financial statements.

                    SKYSAT COMMUNICATIONS NETWORK CORPORATION
                          (a development stage company)

                          NOTES TO FINANCIAL STATEMENTS


NOTE A - Basis of Presentation

     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 1996, are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Registrant Company annual report on Form 10-KSB for the year ended December 31, 1995.

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

                    SKYSAT COMMUNICATIONS NETWORK CORPORATION
                          (a development stage company)

                          NOTES TO FINANCIAL STATEMENTS

NOTE D - Related Party Transactions

     [1] Research and development expense includes the following payments to related parties for the periods indicated:

                  January 1, 1995 - June 30, 1995 ...........$  100,000
                                                             ==========

                  January 1, 1996 - June 30, 1996............$   63,833
                                                             ==========

                  January 1, 1993 - June 30, 1996............$  487,359
                                                             ==========


     General and Administrative expenses for the six-month periods ended June 30, 1995 and June 30, 1996, and for the period from January 1, 1993 through June 30, 1996 includes $126,289, $110,000 and $565,250, respectively, paid to three officers/stockholders and three director/stockholders.

     [2] The Company had occupied its headquarters on a rent-free basis in the offices of a stockholder from January 1, 1993 through October 31, 1994. The Company has reflected $22,000, the fair value for such space, as a capital contribution for the period from January 1, 1993 through June 30, 1996.

NOTE E - Stock Option Plan

     The Company has granted nonqualified stock options under the Stock Option Plan to certain Company directors to purchase, at $6.00 per share, an aggregate of 60,000 shares of Class A common stock and incentive stock options to officers and employees of the Company to purchase, at $6.00 and $1.00 per share, 10,000 shares and 82,500 shares, respectively, of Class A common stock. During 1995 and 1996, the Company also granted an aggregate of 16,000 and 1,500, respectively, nonqualified stock options to consultants to the Company.

NOTE F - Jet Propulsion Laboratory Agreement

     The Company has entered into an agreement (the "JPL Agreement") under which the Jet Propulsion Laboratory ("JPL") will develop a preliminary design of the Skysat System and determine its technical feasibility.

     Under the JPL Agreement, the Company paid JPL $2,543,000 through June 30, 1996 (including $256,000 and $50,000 in the periods ended June 30, 1995 and 1996, respectively), for development work. The Company is charging research and

                    SKYSAT COMMUNICATIONS NETWORK CORPORATION
                          (a development stage company)

                          NOTES TO FINANCIAL STATEMENTS


NOTE F - Jet Propulsion Laboratory Agreement (cont.)

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND
          ANALYSIS OR PLAN OF OPERATIONS

(A)  Management's Discussion and Analysis of
     Financial Condition and Results of Operations:

     The Company is a development stage company. Since its inception in July 1992, the Company's efforts have been principally devoted to research and development of the Skysat System and raising capital; the Company has sustained losses of $4,912,424 of which $475,532 and $1,175,393 were incurred during the six-month periods ended June 30, 1996 and 1995, respectively. These losses have resulted from expenditures specifically in connection with an increased level of effort under the JPL Agreement (discussed below) which commenced during 1994, continued construction and development of a conventional engine-powered prototype aircraft (the "Platform"), commencement of the development of the flight management system related to the Skysat System and general and administrative activities, including legal and professional activities relating thereto and salaries to officers and employees which are continuing to date. Research and development expenses have aggregated $3,012,887 since inception, of which $151,945 and $791,636 were incurred during the six-month periods ended June 30, l996 and l995, respectively.

     The Company's research and development agreement (the "JPL Agreement") with the Jet Propulsion Laboratory ("JPL"), an operating division of the California Institute of Technology which operates JPL under contract from NASA, commenced in April 1994. JPL has incurred expenses aggregating $60,003 during the six-month period ended June 30, 1996.

     In May, 1996, the Company paid an additional $50,000 to JPL for research activities related to payload development and activities in support of the Company's research and development into unmanned aerial vehicles.

     General and administrative expenses were $1,594,018 since the Company's inception in July 1992, of which $340,279 and $433,537 were expended during the six-month periods ended June 30, 1996 and 1995, respectively.

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

Liquidity and Capital Resources:

     The Company has had no revenue and has incurred a cumulative loss through June 30, 1996 of $4,912,423. However, the Company believes that it has the necessary liquidity and capital resources to sustain planned operations for approximately one year following June 30, 1996. In the event that the Company's internal estimates relating to its planned expenditures prove materially inaccurate, the Company may be required to reallocate funds among its planned activities and curtail certain planned expenditures. In any event, the Company anticipates that it will require additional financing during fiscal 1996. There can be no assurances as to the availability or terms of any required additional financing, when and if needed. In the event that the Company fails to raise the funds it requires, it may be necessary for the Company to cease operations or severely limit growth.


(B) Plan of Operation:

     During the one-year period following June 30, 1996, the Company intends to continue to conduct significant additional research, development and testing activities related to the JPL Agreement and additional activities in connection with the development of the Skysat System, including the completion of, and/or the acquisition and testing of, a platform, and the exploration of the technical and economic feasibility and viability of additional and alternative aerial vehicles, which, together with other general and administrative expenses, are expected to result in substantially higher operating losses. The Company does not expect to generate any revenues until such time as the Skysat System becomes commercially available, which cannot occur until it has, among other things, obtained substantial additional funds, completed development of the Skysat System using its microwave power transmission technology and received necessary regulatory approvals. The Company is currently seeking additional financing or a strategic or other arrangement in order to continue its planned activities for the current fiscal year.

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



                    SKYSAT COMMUNICATIONS NETWORK CORPORATION






Date: August 14, 1996                             By:/s/ Martin D.  Fife
                                                      -------------------
                                                  Martin D. Fife,
                                                  Chief Executive Officer



Date: August 14, 1996                             By:/s/ Martin D. Fife
                                                     --------------------
                                                  Martin D. Fife,
                                                  Chief Financial Officer