Form 10QSB
period 1996-09-30
SKYSAT COMMUNICATIONS NETWORK CORP
filed 1996-11-19
CIK 919374

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

                      For Quarter Ended: September 30, 1996

                           Commission File No. 0-24034

                    SKYSAT COMMUNICATIONS NETWORK CORPORATION
                    -----------------------------------------
        (Exact name of small business issuer as specified in its charter)

        Delaware                                         13-3722117
--------------------------------------------------------------------------------
(State of Incorporation)                    (I.R.S. Employer Identification No.)

                        405 Lexington Avenue, 33rd floor
                            New York, New York 10174
       ------------------------------------------------------------------
                     (Address of Principal Executive Office)
                                   (Zip Code)

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

                         Yes |X|           No |_|

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                                      September 30, 1996
                                      ------------------
        Class A Common Stock               2,107,321
        Class B Common Stock               1,657,679

Transitional Small Business Disclosure Format (check one):

                         Yes |_|           No |X|

                         PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

                   SKYSAT COMMUNICATIONS NETWORK CORPORATION
                         (a development stage company)

                 Condensed Balance Sheet at September 30, 1996
                                  (unaudited)

                                     ASSETS
                                     ------

Current Assets:
   Cash and cash equivalents                                            392,316
   Prepaid research and development costs (Note F)                        4,014
   Prepaid expenses & other current assets                               87,699
                                                                     ----------
        Total current assets                                            484,029

Equipment, at cost (net of $5,097 accumulated depreciation)               8,372
Patent costs (net of $6,375 accumulated depreciation)                   187,244
Equipment under construction (Note G)                                   200,000
Advances to Joint Venture (Note G)                                      302,096
Other                                                                    12,625
                                                                     ----------

        TOTAL                                                         1,194,366
                                                                     ==========

                                  LIABILITIES
                                  -----------

Current Liabilities:
   Accrued expenses                                                     149,494
                                                                     ----------
        Total current liabilities                                       149,494
                                                                     ----------

                              STOCKHOLDERS' EQUITY
                              --------------------
                             (Notes B, C, D and E)

Preferred stock, par value $0.01 per share, 5,000,000
   shares authorized, none issued
Class B common stock, par value $0.001 per share,
   2,000,000 shares authorized; 1,657,679 shares issued
   and outstanding, including 872,125 forfeitable shares                  1,694
Class A common stock, par value $0.001 per share,
   18,000,000 shares authorized; 2,107,321 shares issued
   and outstanding, including 127,875 forfeitable shares                  2,071
Capital in excess of par value                                        7,411,271
Deficit accumulated during the development stage                     (6,370,164)
                                                                     ----------

        Total stockholders' equity                                    1,044,872
                                                                     ----------

        TOTAL                                                         1,194,366
                                                                     ==========


                  See notes to condensed financial statements.

                    SKYSAT COMMUNICATIONS NETWORK CORPORATION
                          (a development stage company)

                       Condensed Statements of Operations
                                   (unaudited)

                                                                                                             For the
                                                                                                           Period from
                                                                                                           Commencement
                                             For the Three Months Ended      For the Nine Months Ended    of Operations
                                                    September 30,                  September 30,           (January 1,
                                             --------------------------      -------------------------       1993) to
                                                 1995          1996             1995           1996       Sept. 30, 1996
                                                 ----          ----             ----           ----       --------------
Operating Expenses:
   Research and development expenses
        (Notes D[1] and G)                      103,267      1,223,401          894,903      1,375,346      4,236,289
   General and administrative expenses
        (Note D)                                178,720        241,253          612,257        581,532      1,835,271
                                             -------------------------       -------------------------     ----------

   Total operating expenses                     281,987      1,464,654        1,507,160      1,956,878      6,071,561
                                             -------------------------       -------------------------     ----------

Loss from Operations                           (281,987)    (1,464,654)      (1,507,160)    (1,956,878)    (6,071,561)
                                             -------------------------       -------------------------     ----------

Financing Costs (Income):
   Interest (income)                             (8,159)        (6,915)         (57,939)       (23,607)      (144,965)
   Interest expense                                                                                            83,317
   Amortization of deferred financing costs                                                                   299,000
   Amortization of debt discount                                                                               61,250
                                             -------------------------       -------------------------     ----------

   Total financing costs (income)                (8,159)        (6,915)         (57,939)       (23,607)       298,602
                                             -------------------------       -------------------------     ----------

NET LOSS                                       (273,828)    (1,457,740)      (1,449,221)    (1,933,272)    (6,370,164)
                                             =========================       =========================    ===========

Net loss per share of common stock           $    (0.12)    $    (0.53)      $    (0.64)    $    (0.73)         (3.47)
                                             =========================       =========================    ===========

Weighted average number of common shares
and common share equivalents outstanding      2,265,000      2,765,000        2,265,000      2,633,613      1,837,404
                                             =========================       =========================    ===========


                  See notes to condensed financial statements.

                    SKYSAT COMMUNICATIONS NETWORK CORPORATION
                          (a development stage company)

                       Condensed Statements of Cash Flows
                                   (unaudited)
                                     For the

                                                                                                               Period from
                                                                                                               Commencement
                                                            Three Months Ended        Nine Months Ended       of Operations
                                                                September 30,            September 30,          (January 1,
                                                           -----------------------------------------------        1993) to
                                                             1995        1996         1995         1996        Sept. 30, 1996
                                                             ----        ----         ----         ----        --------------
Cash flows from operating activities:
   Net loss                                                (273,828)  (1,457,740)  (1,449,221)  (1,933,272)      (6,370,164)
   Adjustments to reconcile net loss to net cash used
     in operating activities:
     Depreciation and amortization                            1,200        6,050        3,600        9,975           20,472
     Rent recorded as capital contribution                                                                           22,000
     Amortization of debt issuance costs                                                                            360,250
     Write-off of equipment under construction (Note G)                1,153,945                 1,153,945        1,153,945
     Changes in operating assets and liabilities:
       Accounts & other receivables                                      116,967      300,000      166,697                0
       Organization costs                                                                                           (12,000)
       Prepaid expenses and other assets                    (56,579)    (103,394)     437,462     (228,078)        (358,451)
       Accounts payable and other current liabilities        11,362      (20,448)    (146,327)     (27,065)         149,494
                                                           ----------------------------------------------------------------
     Net cash (used in) operating activities               (317,845)    (304,620)    (854,486)    (857,798)      (5,034,454)
                                                           ----------------------------------------------------------------

Cash flows from investing activities:
   Purchase of fixed assets                                 (15,192)                 (508,312)                   (1,367,414)
   Patent costs                                                           (1,301)        (291)      (1,301)        (193,619)
   Deposits                                                                            (2,500)                       (9,625)
                                                           ----------------------------------------------------------------
     Net cash (used in) investing activities                (15,192)      (1,301)    (511,103)      (1,301)      (1,570,658)
                                                           ----------------------------------------------------------------

Cash flows from financing activities:
   Proceeds from notes payable                                                                                    2,151,000
   Repayment of notes payable                                                                                    (2,450,000)
   Net proceeds from sale of common stock                                                          991,547        7,296,428
                                                           ----------------------------------------------------------------
     Net cash provided by financing activities                                                     991,547        6,997,428
                                                           ----------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS       (333,037)    (305,921)  (1,365,589)     132,448          392,316
Cash and cash equivalents - beginning of period             850,126      698,237    1,882,678      259,868
                                                           ----------------------------------------------------------------
CASH AND CASH EQUIVALENTS - END OF PERIOD                   517,089      392,316      517,089      392,316          392,316
                                                           ================================================================

Supplemental disclosures of cash flow information
   Taxes paid                                                                                        1,364            1,364
   Interest paid                                                                                                     83,317
Supplemental disclosures of non-cash financing
 activities:
   Warrants issued                                                                                                   61,250


                  See notes to condensed financial statements.

                    SKYSAT COMMUNICATIONS NETWORK CORPORATION
                          (a development stage company)

                          NOTES TO FINANCIAL STATEMENTS

NOTE A - Basis of Presentation

     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 1996, are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Registrant Company annual report on Form 10-KSB for the year ended December 31, 1995.

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

                    SKYSAT COMMUNICATIONS NETWORK CORPORATION
                          (a development stage company)

                          NOTES TO FINANCIAL STATEMENTS

NOTE D - Related Party Transactions

     [1] Research and development expense includes the following payments to related parties for the periods indicated:

          January 1, 1995 - Sept. 30, 1995 ...........   $ 150,000
                                                         =========
          January 1, 1996 - Sept. 30, 1996............   $  76,458
                                                         =========
          January 1, 1993 - Sept. 30, 1996............   $ 500,484
                                                         =========

          General and Administrative expenses for the nine-month periods ended September 30, 1995 and September 30, 1996, and for the period from January 1, 1993 through September 30, 1996 includes $181,289, $165,000 and $620,250, respectively, paid to three officers/stockholders and three director/stockholders.

     [2] The Company had occupied its headquarters on a rent-free basis in the offices of a stockholder from January 1, 1993 through October 31, 1994. The Company has reflected $22,000, the fair value for such space, as a capital contribution for the period from January 1, 1993 through September 30, 1996.

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

NOTE F - Jet Propulsion Laboratory Agreement

     The Company has entered into an agreement (the "JPL Agreement") under which the Jet Propulsion Laboratory ("JPL") has developed a preliminary design of the Skysat System and determined its technical feasibility.

     Under the JPL Agreement, the Company paid JPL $2,543,000 through Sept. 30, 1996 (including $256,000 and $50,000 in the periods ended Sept. 30, 1995 and 1996, respectively), for development work. The Company is charging research and

                    SKYSAT COMMUNICATIONS NETWORK CORPORATION
                          (a development stage company)

                          NOTES TO FINANCIAL STATEMENTS

NOTE F - Jet Propulsion Laboratory Agreement (cont.)

development expense as JPL utilizes the funds. JPL commenced its work with respect to the initial contract in April 1994 and substantially completed it in September 1996.

NOTE G - Av-Intel Inc. Agreement

     In April 1996 the Company entered into an agreement with Av-Intel Inc. ("Av-Intel"), a research and development company based in Ottawa, Canada, which has developed lighter-than-air technology (stratospheric satellite vehicles) ("SSV's") that could be applied to airborne platforms. The agreement provides that Skysat and Av-Intel will work together to test the viability and cost-effectiveness of the SSV. In conjunction with this agreement, the Company has advanced $302,000 to and on behalf of the joint venture being formed.

     Due to the redirection of the Company's primary efforts toward lighter-than-air technology, the Company wrote down, to estimated realizable value, equipment previously being developed based on glider technology; this write down resulted in a charge to research and development expense of $1,154,000 in the quarter ended September 30, 1996.

ITEM  2.  MANAGEMENT'S DISCUSSION AND
          ANALYSIS OR PLAN OF OPERATIONS

(A)  Management's Discussion and Analysis of
     Financial Condition and Results of Operations:

     The Company is a development stage company. Since its inception in July 1992, the Company's efforts have been principally devoted to research and development of the Skysat System and raising capital; the Company has sustained losses of $6,370,164 of which $1,933,272 and $1,449,221 were incurred during the nine-month periods ended September 30, 1996 and 1995, respectively. These losses have resulted from expenditures specifically in connection with an increased level of effort under the JPL Agreement (discussed below) which commenced during 1994, the construction and development of a conventional engine-powered prototype aircraft (the "Platform"), commencement of the development of the flight management system related to the Skysat System and general and administrative activities, including legal and professional activities relating thereto and salaries to officers and employees which are continuing to date. Research and development expenses have aggregated $4,236,289 since inception, of which $1,375,346 and $894,903 were incurred during the nine-month periods ended September 30, l996 and l995, respectively. Research and development expenses for the nine-month period ended September 30, 1996 includes $1,153,945 resulting from the write-down to estimated realizable value of capitalized costs relating to the prototype aircraft discussed above.

     The Company's research and development agreement (the "JPL Agreement") with the Jet Propulsion Laboratory ("JPL"), an operating division of the California Institute of Technology which operates JPL under contract from NASA, commenced in April 1994. JPL incurred expenses aggregating $134,612 during the nine-month period ended September 30, 1996.

     In May, 1996, the Company paid an additional $50,000 to JPL for research activities related to payload development and activities in support of the Company's research and development into unmanned aerial vehicles.

     General and administrative expenses were $1,835,271 since the Company's inception in July 1992, of which $581,532 and $612,257 were expended during the six-month periods ended September 30, 1996 and 1995, respectively.

     The Company's research and development and general and administrative expenses will be substantial in the forseeable future, including substantial expenses for the payment of salaries, consulting fees and expenses, the development and construction of the Platform and other related vehicles and the development of the flight management system and other related activities.

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

Liquidity and Capital Resources:

     The Company has had no revenue and has incurred a cumulative loss through September 30, 1996 of $6,370,164. The Company currently does not have the necessary liquidity and capital resources to sustain planned operations for the one year period following September 30, 1996 unless it obtains additional financing. There can be no assurances as to the availability or terms of such additional financing. In the event that the Company fails to raise the funds it requires, it may be necessary for the Company to cease operations or severely limit growth.

(B)  Plan of Operation:

     During the one-year period following September 30, 1996, the Company intends to continue to conduct significant additional research, development and testing activities related to the JPL Agreement and additional activities in connection with the development of the Skysat System, including the completion of, and/or the acquisition and testing of, a platform, and the exploration of the technical and economic feasibility and viability of additional and alternative aerial vehicles, which, together with other general and administrative expenses, are expected to result in substantially higher operating losses. The Company does not expect to generate any revenues until such time as the Skysat System becomes commercially available, which cannot occur until it has, among other things, obtained substantial additional funds, completed development of the Skysat System using its microwave power transmission technology and received necessary regulatory approvals. The Company is currently seeking additional financing or a strategic or other arrangement in order to continue its planned activities for the current fiscal year.

     As previously disclosed, in July 1994 the Company entered into an agreement with B & R Designs, Inc. (the "B & R Designs Agreement"), pursuant to which B & R Designs agreed to construct the Company's first Platform. Due to disagreements and cost overruns, work by B & R Designs under the B & R Designs Agreement was scaled back and ultimately suspended entirely during 1995. The Company is currently in discussions with B & R Designs management regarding quantifying expenses. The Company and B & R Designs management are attempting to resolve the amount payable, if any, under the B & R Designs Agreement. Due to these uncertainties, the Company's financial commitment cannot be quantified at this time.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                    SKYSAT COMMUNICATIONS NETWORK CORPORATION



Date: November 19, 1996                By: /s/ Martin D. Fife
                                           ------------------------------
                                           Martin D. Fife,
                                           Chief Executive Officer



Date: November 19, 1996                By: /s/ Martin D. Fife
                                           ------------------------------
                                           Martin D. Fife,
                                           Chief Financial Officer