Form 10KSB40
period 1996-12-31
SKYSAT COMMUNICATIONS NETWORK CORP
filed 1997-04-15
CIK 919374

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ------------------

                                   FORM 10-KSB

                               ------------------

     (Mark One)         [X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                                 OF THE SECURITIES EXCHANGE ACT OF 1934
                        For the fiscal year ended December 31, 1996

                        [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                        For the transition period from __ to __

                         Commission file number 0-24034
                    SKYSAT COMMUNICATIONS NETWORK CORPORATION
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

Delaware                                    13-3722117
--------                                    -----------
(State or other jurisdiction                (I.R.S. employer identification no.)
of incorporation or organization)

405 Lexington Avenue, New York, NY          10174
----------------------------------          -----
(Address of principal executive offices)    (Zip code)

                                 (212) 972-0070
                                 --------------
                (Issuer's telephone number, including area code)

         Securities registered under Section 12(b) of the Exchange Act:

                                      None

         Securities registered under Section 12(g) of the Exchange Act:

          Units, each consisting of one share of Class A Common Stock,
                           $.001 par value per share,
        one Redeemable Class A Warrant and one Redeemable Class B Warrant
        -----------------------------------------------------------------
                                (Title of class)

                 Class A Common Stock, $.001 par value per share
                ------------------------------------------------
                                (Title of class)

   Redeemable Class A Warrants, each Redeemable Class A Warrant entitling the holder to purchase one share of Class A Common Stock and one
                           Redeemable Class B Warrant
    -------------------------------------------------------------------------
                                (Title of class)

          Redeemable Class B Warrants, each Redeemable Class B Warrant entitling the holder to purchase one share of Class A Common Stock
       ------------------------------------------------------------------
                                (Title of class)

Check whether the Issuer: (1) has filed all reports in response to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                      ---   ---

     Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

     The issuer's revenues for its most recent fiscal year (year ended December 31, 1996) were $ None.

     The aggregate market value of the voting stock of the issuer held by non-affiliates of the Issuer on March 14, 1997 was approximately $1,391,000 based upon the closing price of such stock on that date.

     As of March 14, 1997, 2,271,883 shares of Class A Common Stock and 855,367 of Class B Common Stock of the issuer were outstanding. See "Market for Common Equity and Related Stockholder Matters."

     Transitional Small Business Disclosure Format (check one): Yes    No X
                                                                   ---   ---

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                                     PART I

Item 1. Description of Business

      (a) Business Development

      Skysat Communications Network Corporation (the "Company" or "Skysat") is a Delaware corporation incorporated in July 1992. The Company, which is engaged in research and development of both conventionally powered and microwave powered unmanned aircraft/airship systems (collectively, the "Skysat System" or the "System") for commercial applications in the telecommunications industry, completed its initial public offering ("IPO") in June 1994 and July 1994, resulting in net proceeds (after deducting underwriting discounts and commissions and expenses of the IPO) of approximately $6,090,000 from the sale of 1,265,000 Units (the "Units"), including exercise of the underwriter's overallotment option. Each Unit consisted of one share of Class A Common Stock, $.001 par value (the "Class A Common Stock"), one Redeemable Class A Warrant (the "Class A Warrants") and one Redeemable Class B Warrant (the "Class B Warrants"). Each Class A Warrant entitles the holder to purchase, at an exercise price of $7.75 (subject to adjustment), one share of Class A Common Stock and one Class B Warrant, and each Class B Warrant entitles the holder to purchase, at an exercise price of $12.50 (subject to adjustment), one share of Class A Common Stock, in each case until June 15, 1999. The Company's principal executive office is located at 405 Lexington Avenue, New York, New York 10174 and its telephone number is (212) 972-0070.

      The Company is currently seeking additional financing or a strategic or other arrangement in order to continue its planned activities for the current fiscal year. See Item 6, "Management's Discussion and Analysis or Plan of Operation."

      (b) Business of Issuer

General

The Skysat System is intended to consist of three primary components, (1) an unmanned airship or other similar vehicle which will be able to remain on station for long periods of time (the "Platform"), (2) a ground control station which will have three principal functions (a) to relay communication signals to and from the ground communications network, (b) to provide command and control functions to the Platform and (c) to monitor the systems and components of the platform to insure efficient operations and to avoid malfunctions (the "Ground Station") and (3) initially a wireless telecommunications payload. The Company's plans provide that the Platform will hover at an altitude of approximately 70,000 feet and will carry communications payloads primarily for use with mobile cellular or personal communication services ("PCS"), fixed wireless services, and eventually with television and radio broadcasting.

      The telecommunications industry currently employs several methods to transmit telephone, television and digital data signals from one point to another. Such methods include copper wire, coaxial cables, fiber optic cables, microwave networks, cellular transmitter/receivers located on buildings or on towers and communications satellites. The Company believes that if successfully developed, the Skysat System may offer a more cost-effective, and in certain instances, more economical alternative to these current transmission methods. The Skysat System may be used by telecommunications providers to offer service to areas which are currently not accessible, either because there are an insufficient number of users to justify the construction of a telecommunications infrastructure utilizing currently available technology or the geographic terrain inhibits the effectiveness of the currently available technology. The Company also believes that the Skysat System may be used as a repeater point (a device which automatically retransmits received signals generally in an amplified form) for high capacity telecommunications service providers. In addition, the Skysat System may also be utilized as part of a Fast-Start program, allowing for quicker implementation and penetration into certain markets.

      Based on its research and development, the Company's primary focus has evolved from its initial research and development of a microwave powered aircraft Platform to a conventionally powered aircraft Platform to a conventionally powered airship Platform. It is the Company's belief that the use of an airship as the primary Platform is the most economically viable approach and the one which will be the first to be deployed commercially.

      The Company entered into an agreement (the "JPL Agreement") with the Jet Propulsion Laboratory ("JPL"), an affiliate of the National Aeronautics and Space Administration ("NASA")/California Institute of Technology ("Caltech") under which, in April 1994, JPL commenced research relating to certain aspects of the first phase of development of the Skysat System ("Phase I").

      During Phase I, JPL (I) developed detailed specifications and prepared a conceptual design of the System, which includes a version where the Platform is powered by a microwave beam transmitted from the Ground Station, and (ii) generated an implementation plan for the second phase of development of the Skysat System ("Phase II"), including estimates of the time and costs necessary to complete Phase II. Phase I was completed during 1996 and a final completed report was delivered to Skysat during 1996. The Company has reviewed the implementation plan and determined to proceed with Phase II, focusing primarily on the utilization of a conventionally powered airship as the primary Platform. Phase II activities are expected to include (I) generating a detailed design of the Skysat System utilizing the airship and (ii) building a pre-production Skysat System in accordance with such design. Accordingly, in order to conduct any future development of the Skysat System, the Company will require substantial additional funds and a new agreement with JPL or other entities capable of conducting such activities. In the event Phase II activities are completed successfully, the Company would commence commercial operations. During 1996, JPL was also tasked by the Company to do research and development work on telecommunications payload development with regard to utilization in a conventionally- powered airship Platform as well as a microwave-powered Platform. The Company paid JPL $331,000 in 1995 and $50,000 in 1996.

      In July, 1994, the Company entered into an agreement with B&R Designs, Inc. (the "B&R Designs Agreement"), pursuant to which B&R Designs agreed to construct a platform based on glider technology. Under the B&R Designs Agreement, Skysat will retain all intellectual property rights in and to the Platform. Due to cost overruns, work by B&R Designs under the B&R Designs Agreement was scaled back and ultimately suspended entirely during 1995. In March 1997, the Company and B&R Designs entered into a settlement agreement under which B&R will provide to Skysat a comprehensive report detailing the research and development at B&R.

      In March 1996, the Company entered into a Cooperative Agreement with Av-Intel

Inc., ("Av-Intel") - a research and development company which has developed lighter than air technology that could be applied to airborne platforms with a capability to fly at altitudes above 50,000 feet for periods of several months (the "Av-Intel Agreement"). These airships have certain characteristics that would make them effective as communications platforms. Skysat and Av-Intel are working together to verify the viability and cost-effectiveness of the Av-Intel designed airship platform. Under the Av-Intel Agreement, the Company and Av-Intel will establish a joint venture company to complete a comprehensive design leading to a telecommunications production prototype.

      In 1996, the Company and Av-Intel modified the Av-Intel Agreement. As additional consideration for a monthly fee of $38,000 paid to Av-Intel by Skysat, Av-Intel granted to Skysat a royalty of three percent of the gross revenues of any exploitation of the Av-Intel technology, which shall remain in effect until a definitive joint venture agreement is signed. The Company and Av-Intel are currently negotiating the terms of a definitive joint-venture agreement.

      The Company has also utilized the services of consultants and other entities on a limited basis.

      Most of the components of the Skysat System are commercial products and all of the components have had limited testing for use in the airship platform. The Skysat System will still require additional development and testing and substantial additional financing and will need to overcome substantial regulatory and technical burdens before the Company will be in a position to commence commercial activities. Because of the development that must be conducted with respect to the Skysat System during Phase II, the Company cannot accurately predict at this time how much time or funding will be necessary to complete the development or commercialization of the Skysat System.

Industry Background

      During the late 1980s and early 1990s, the telecommunications industry experienced significant growth. Advances in technology have lowered per-unit communications costs and increased product reliability. As a result, new service providers and new and enhanced products and services have emerged, providing an increasingly broad range of voice, data, video and multi-media communications services. In addition, regulatory initiatives have enhanced competition, permitting the opening of new markets and providing incentives for the development of new products. Dramatic advances have occurred in the fixed and mobile transmission media, which have substantially affected telecommunications services and, to a lesser extent, television and radio broadcasting. Fixed Transmission Media

      Several methods are currently available to transmit telecommunications information between two points including, among others, copper wires, coaxial cable, fiber optic cable, satellite systems mobile cellular systems and land-based fixed wireless systems. Each method has distinct costs and advantages over currently available transmission media to stationary (fixed) locations. Copper wires are the traditional transmission media most familiar to consumers. However, for high-volume and long-distance transmissions, copper wires have more limited capacity, cost and reliability and may not be as cost effective as other methods. Fiber optic cable is best suited to high-volume, point-to- point, short or long distance links where its advantages in capacity, quality and security justify the long lead time and high cost to obtain rights of way and equip and install a network. Satellite systems are often a preferred media for transmitting to a large geographical or multipoint area. Satellite systems use very low level microwave power transmission technology and are well suited for rapid introduction of service in remote areas or where land-based alternatives, such as copper wire or fiber optic cable are unavailable. However, satellite systems require a sizable initial capital investment to build and launch. Land-based mobile cellular and fixed wireless radio systems can be quickly and easily installed, require relatively low initial capital investment and can be upgraded and expanded over time. However, land-based cellular and fixed wireless systems typically require signal repeater towers every 20 to 30 miles, and are subject to extensive government licensing and frequency coordination to prevent signal interference among various users. Increasing cellular fixed wireless systems are being used in areas where wired or cable systems are uneconomical to deploy. Complete communications systems are rarely based solely on one of the above-described media. Transmission is normally routed through a combination of systems to increase cost effectiveness within the telecommunications network.

 Mobile Transmission Media

      New and emerging mobile services including cellular telephone service, PCS and satellite-based voice and data services have triggered rapid growth in mobile telephone service during the last 15 years. Mobile cellular telephone service is one of the fastest growing market segments within the wireless communications industry.

      The United States wireless communications industry was established as a result of FCC action during the 1980s to provide high-quality, high-capacity communications services to vehicle-mounted and hand-held portable telephones and other two-way radio units. Today, cellular telephone service is capable of providing high-quality, high-capacity communications to and from vehicle-mounted and hand-held mobile telephones. A large, properly designed cellular system is capable of handling thousands of telephone calls at any given time, and is therefore capable of servicing hundreds of thousands of subscribers. Depending upon system design and interference from topographical and man-made obstacles, cellular telephone systems generally are capable of providing transmission quality within their service area comparable to conventional landline telephones.

      The FCC has licensed PCS, an alternative form of wireless telephone service. PCS growth and implementation is expected to be similar to the current generation of portable telephones. The FCC also recently authorized the use of a mobile satellite system. This satellite system is expected to deliver voice and data services to mobile subscribers in geographic areas not served by cellular or other land-based mobile radio services. In addition, several companies are preparing to provide wireless phone, data and facsimile service by relaying wireless signals off already orbiting satellites and linking telephones, computers and pagers almost anywhere on earth.

The Skysat System

      The Skysat System will consist of three primary components, the Platform and the Ground Station, and initially, a Wireless Telecommunications Payload. The initial platform will be powered by conventional engines which will provide long duration flight which could last up to 90 days, at an altitude of approximately 70,000 feet. The Company anticipates that each Skysat System will have a communications coverage area of up to 125,000 square miles and the ability to carry at least 2,000 pounds of payload.

      The Platform is a geostationary, unmanned flexible airship on which wireless telecom systems for analog and digital wireless technology can be deployed depending on regional market demand. On-going industry advances in smart antennas and low weight components provide the opportunity to serve over 10,000 simultaneous users (300,000 subscribers) from a single antenna on the Airship at very low capital and operating costs compared to satellite or ground based wireless or wireline services. Users of the Skysat System will be able to communicate directly with the Platform using existing low cost handsets and terminals over a 125,000 square mile area (200 mile radius from the Airship). Coverage to the full 300 mile line of sight (280,000 square miles) can be provided with a hybrid network incorporating cellular towers or low power VSATs that relay calls to the Platform. A regional Skysat System will incorporate two Platforms, one in geostationary position at approximately 70,000 feet and the other at a mooring site/ground operating location ready to replace the first Platform on station. Ground operations include airship operations management, maintenance and upgrading of the airship, telecom system switching and operations, and interconnection to the local telecom network. The Skysat System is estimated to provide wireless services for approximately $200 capital cost per subscriber with wireless telephone services of approximately ten cents per minute.

Company Development Strategy

      During Phase I, the Company in conjunction with JPL, developed the detailed specifications (functional and performance) and prepared a conceptual design of Skysat System and generated an implementation plan for Phase II, including estimates as to the amount of time and costs required to complete Phase II. Phase II is currently underway with the development of detailed specifications and a plan to build a pre-production prototype.

      Based on its research and development, the Company's primary focus has evolved from its initial research and development of a microwave powered aircraft Platform to a conventionally powered aircraft Platform to a conventionally powered airship Platform. It is the Company's belief that the use of an airship as the primary Platform is the most economically viable approach and the one which will be the first to be deployed commercially.

      In addition, the Company is (I) developing plans for complying with government regulations and for obtaining approvals required to proceed with the development and testing of the Skysat System, (ii) continuing business development activities and (iii) seeking additional financing and additional technologies either through joint ventures, licensing, other collaborative arrangements, debt or equity financing or otherwise.

      The Company believes that if the Skysat System is successfully developed, its initial application will be in the telecommunications industry and it is possible that the System may be utilized for various telecommunication, surveillance, and other activities as follows:

 Fixed Communications

      Markets are emerging in both developed and developing countries where advances in communications are directly linked with improved standards of living. These countries represent target markets where Skysat plans to develop partnerships with local governments and/or the existing communications suppliers. With partnerships established, Skysat will deliver, install and operate Systems. Recent breakthroughs in wireless technology and enlightened government policies are creating the necessary conditions for highly profitable telecommunications investment opportunities throughout the world. For example, there are more than 80 countries where telecommunication penetration is less than 1%. These countries represent a potential multi-billion dollar marketplace for new wireless networks. These opportunities are made more attractive by World Bank and IMF policies which foster economic liberalization and encourage governments to seek outside investments. This evolving economic environment coupled with higher costs and the longer lead time for installing land-based networks in less densely populated markets provides unique opportunities in which the Skysat system will be particularly effective and profitable. In relation to telephone use, the capital cost of the Skysat system compared with satellite or land-based wireless systems shows that the capital cost per subscriber in less densely populated regions is about $200 compared to approximately $1000 for these other systems. The comparison with conventional TV and cable broadcast services also shows significant economic advantages.

      The Skysat System is intended to operate at a significantly lower altitude than satellite systems thereby shortening the time, distance and power required to send and receive signals. In addition, the Company believes that the lower altitude of the Skysat System (compared to satellites) may also significantly reduce the costs of both the requisite airborne and ground radio equipment. Further, the Skysat System's technology should be simpler and less expensive than satellite systems.

      The Company believes that the Skysat System could offer potential cost savings and be simpler to construct than conventional ground based cellular and microwave systems. Cellular and microwave systems require repeater tower locations at least every 20 to 30 miles and more in densely populated areas. It is time consuming, expensive and often geographically impossible to obtain real estate for microwave repeaters that are properly positioned and free from electronic interference.

  Mobile Communications

      The Company believes that the Skysat System may be able to be used as an adjunct or as an alternative to mobile radio systems in unserved areas or for carrying transmissions between cell sites of mobile radio systems. The Skysat System may also have potential applications for use in the PCS infrastructure. PCS utilizes low power, high frequency radio microwaves to transmit voice signals to and from battery operated phones. PCS technology requires a significant number of cells within an area to provide adequate coverage. PCS signals are sent to and from transmitter antenna stations which are smaller, cheaper and easier to install than cellular stations. These transmitter/antenna sites take months to acquire and build into a viable core network before service can begin. In addition, the location of these sites is currently not done on a cost-effective basis relating to traffic density. The Skysat System could be used as a Fast-Start Network while the land-based sites are built. Sales would be commenced earlier, and as calling patterns and traffic density are determined, this information would help determine the location of ground-based sites more effectively.

 Television and Radio Programming

      The Company believes that the Skysat System may also be used to broadcast television and radio signals to receivers located within a 600 mile diameter below the Platform. Using the Skysat System for broadcasting could be a less-expensive alternative to satellite-based broadcasting. The Skysat System is expected to require lower power levels and smaller, less expensive antennas for subscribers and to a more selective area than existing satellite systems. In underdeveloped areas, such as third world countries and Latin America, the Skysat System is expected to be an economically viable alternative or complement to satellite systems. The Company also believes that the Skysat System could be competitive with television and radio stations because of its potential ability to transmit a greater number of programs to a broader coverage area than a single television or radio station.

Surveillance and Other Activities

      The Company believes that the Skysat System may also have potential applications in surveillance, early warning, emergency communications, drug enforcement, military surveillance and reconnaissance and imaging (mapping) activities. The Skysat System could be used along international borders or crisis areas to monitor indications of early warning of hostile activities. The Skysat System could provide a less-expensive, safer and more mobile alternative to current surveillance systems. The Skysat System's 24-hour constant monitoring capability will be an added advantage.

Manufacturing and Suppliers

      The Company does not own or lease any manufacturing or assembly facilities and has little current manufacturing or assembly experience or capabilities. The Company intends to manufacture subsystems of the Skysat System through arrangements with others. The Company intends to assemble the Skysat System directly, and will be required to raise substantial additional capital, attract and retain experienced personnel, acquire or lease an assembly facility, purchase or lease equipment and comply with government regulations with respect to its assembly and test facilities. The Company will continue to depend upon subcontractors to manufacture and deliver certain components of the Skysat System in a timely and satisfactory manner. If the Company retains third parties for manufacturing of the Skysat System or any of its components, which is currently likely, it will be substantially dependent upon such third parties to develop and deliver the Skysat System in a timely manner and on a competitive basis. There can be no assurance that the Company will be successful in entering into any such arrangements with others on acceptable terms or at all.

      After completion of the design and testing of the Skysat System the Company intends to develop production contracts with subsystem subcontractors. The Company's ability to meet customers' schedule for delivery of the Skysat System will depend upon whether the suppliers of such components and subsystems can manufacture the components and subsystems in a timely manner. In addition, the Company currently does not have written agreements with any suppliers of components and subsystems. The Company may encounter shortages in parts, components, or other elements vital to the manufacture, assembly and sale of the Skysat System. Although the Company believes there are a number of manufacturers of such components and subsystems, there can be no assurance that such components and subsystems will be of acceptable quality and available to the Company in sufficient quantity or at acceptable prices. Furthermore, there can be no assurance that the Company will be able to establish a commercial relationship with any such supplier of the necessary components or subsystems in which case it may be required to suspend or curtail the manufacture of the Skysat System which could have a material adverse effect on the Company.

Marketing

      The Company may market, sell or lease the Skysat System directly or through contractual arrangements with others to major telecommunications and broadcast companies and equipment manufacturers in the United States and internationally for use in connection with, among others, cellular or PCS communications and television and radio broadcasting. In addition, the

Company will rely on telecommunications equipment companies for the development of the payload technology and such efforts may be substantial and create delays in the Company's efforts to complete the Skysat System. In connection with the Company's proposed sale or lease of the Skysat System to third world countries, the Company may seek to have the Skysat System certified by the World Bank or regional development banks to qualify for infrastructure development financing. The Company believes that such qualification will increase the possibility of utilizing the Platform for government sponsored communications infrastructure projects in developing countries. While the Company believes the Skysat System, when commercially available, will be usable in the telecommunications area, and possibly in other areas, there can be no assurance that the Skysat System will ever be utilized for such applications or that the Company will be successful in entering any of these markets.

Competition

      The Company is aware of a number of large, well-capitalized companies which are developing alternative aircraft and communications systems which would be competitive with the Skysat System. Competition is increasing among providers of aircraft and telecommunications equipment and systems and the Company believes that new competitors will emerge in the future. However, the Company is not aware of any competitor which is currently developing or marketing a product similar to the Skysat System for telecommunications or any other applications. However, the Skysat System and the services expected to be provided will compete with alternative telecommunications transmission methods, including among others, fiber optic cable, land-based microwave systems, broadcasting stations, mobile radio systems and satellites. Many of the Company's potential competitors, both domestic and international, have significantly greater financial, technological, manufacturing, marketing, operating and other resources and stronger proprietary positions than the Company. In addition, certain of the Company's potential competitors, including large providers of telecommunications services to which the Company intends to market its services, may have technological capabilities that would allow them to develop new systems or to modify or expand their current systems rather than utilize the Skysat System. Furthermore, the Company's business may be adversely affected if potential competitors begin operations or expand existing operations into the Company's proposed markets before it is able to commercialize the Skysat System. The telecommunications industry is subject to rapid change and is characterized by constant technological innovation. There can be no assurance that future technological advances will not result in improved products or services that could adversely affect the Company's proposed business or that the Company will be able to develop and introduce competitive uses for the Skysat System and to bring such uses to market in a timely manner.

      The Company believes that the Skysat System, if successfully developed, may be a cost competitive and reliable adjunct systems or alternatives to many transmission media and providers of telecommunications services. The Skysat System could offer (I) lower initial capital expenditures compared to conventional telecommunications services, particularly in less densely populated regions, (ii) a potential link in the cellular chain and augmentation of existing systems, and (iii) the ability to provide a Fast-Start capability to cellular and PCS license holders to generate revenue while they build out their ground-based infrastructure.

      The Company believes one of the advantages that may be offered by the Skysat

System is that the cost should be less than certain other current communications systems including land-based microwave systems, satellite systems and land-based broadcast systems. The Company also believes that other potential advantages of the Skysat System could be that (I) its payload can be easily maintained, modified and reconfigured for different applications and for changing customer needs, (ii) it will not require a space launch thereby eliminating launch risks,
(iii) it may be retrieved and relaunched (unlike satellites), (iv) it will be able to be quickly deployed, and (v) it should be able to emit comparatively stronger signals with less time delay due to its lower altitude than satellites.

Patents and Proprietary Rights
Patent Applications

      The Company has filed two United States patent applications relating to the Skysat System, one related to the Microwave Platform (the "Aircraft Application") and a second application related to the entire Skysat System (the "System Application"). The Aircraft Application is directed to a microwave-powered, high-altitude aircraft having a specific configuration for efficient flight with low power requirements. The Aircraft Application, therefore, relates to the Microwave Platform. The System Application is directed to an overall Skysat System including the combination of an aircraft, or high altitude communication platform, and microwave-powered system for the aircraft and communication platform. The Company also intends to file other patent applications on inventions developed in the course of continuing research and development efforts, in particular the research and development efforts conducted by the Company in conjunction with JPL. Such applications will either be owned by or licensed to the Company.

      The Company is the owner of the Aircraft and System Applications. Both applications were filed on October 28, 1993 with the United States Patent and Trademark Office ("USPTO"). In October 1994, foreign patent applications for the Aircraft and Systems Applications were applied for pursuant to the Patent Cooperation Treaty. In 1996, the Company received notification that the Aircraft Application was allowed by the USPTO and it was issued as a patent. The Company, due to financial considerations, elected to let the System Application lapse. There can be no assurance that the claims in the United Stated System Application and the foreign applications (or any other application filed by or on behalf of the Company) will be allowed or result in an issued patent. In addition, even with these patents issued, there can be no assurance that others have not misappropriated the Skysat System technology without the Company's knowledge, or that others have not independently developed similar technology before their issuance, or that others will not design around the issued claims resulting from such applications. Caltech Agreement

Caltech Agreement

      The Company has entered into an agreement with the California Institute of Technology (the "Caltech Agreement") in connection with the JPL Agreement. Under the JPL Agreement, Caltech may elect to retain title to certain innovations, inventions, discoveries or improvements (collectively, "Subject Inventions") made in connection with the JPL Agreement. The Caltech license divides Subject Inventions into the following categories: (I) Subject Inventions attributable to Caltech employees (the "Caltech Inventions"), and (ii) Subject inventions jointly attributable to the Company's employees and Caltech employees ("Joint Inventions"). Under the Caltech license, the Company will be granted an irrevocable, royalty-free, non-exclusive, non-transferable, worldwide license to Caltech Inventions and a royalty-free, exclusive, worldwide license to Joint Inventions. In addition, the Company has an option to acquire an exclusive, worldwide license to any Caltech Inventions. Such exclusive license would be royalty bearing (at the rate of two percent of the selling price attributable to the portion of the components of the Skysat System utilizing such Caltech Inventions). With respect to the Subject Inventions, Caltech has reserved an irrevocable royalty-free, nonexclusive, nontransferable license in favor of itself, including JPL, for education and research purposes and in favor of the United States government and on behalf of any foreign government where certain treaties apply, for non-commercial and governmental purposes.

Rectenna Technology

      The Company is aware that a company holds a patent on a Rectenna technology relating to reception of microwave energy by antennas and the conversion of such energy to electrical power. The Company has not yet designed the Rectennas to be used in the Skysat System and does not know to what extent it will be limited by such patent in its ability to develop an adequate Rectenna which will be suitable for use in the Skysat System. There can be no assurance that the Company and JPL will be able to develop a suitable Rectenna without infringing such patent. In the event that the Company's Rectenna infringes such patent, the Company will be required to obtain a license from such other company and there can be no assurance that the Company will be able to obtain such a license on acceptable terms or at all. If the Company is unable to either develop a Rectenna without infringing such patented technology, or license the necessary technology, the Company may be unable to successfully develop the Skysat System.

Rectenna Patents

      In 1995, Caltech filed a patent application which is currently pending with the USPTO related to Rectenna technology regarding a dual polarized heat spreading rectenna. In 1996, Caltech filed a second patent application in connection with the Rectenna technology regarding controlling multiple ground antennas to produce maximum powered on a microwave powered airplane.

      Even though a patent may be issued to or for the benefit of the Company (i.e., a patent owned by another but licensed, exclusively or non-exclusively to the Company), challenges may be instituted by others as to the validity or enforceability of such patent. Such challenges may arise in the federal courts or in the USPTO. The cost of litigation to uphold the validity and enforceability of a patent can be substantial. In addition, since patent applications are maintained in secrecy until the patents issue, and since publication of discoveries in the scientific literature tends to lag behind actual discoveries and the filing of patent applications (although no exhaustive search of prior art has been conducted), there can be no assurance that Skysat was the first inventor of the inventions described in the patent applications.

      There can be no assurance that the Skysat System or any application of the Company's technology will not infringe the patents or proprietary rights of others, or that licenses can be obtained by the Company under reasonable terms. Further, there can be no assurance that challenges will not be instituted against the Company for infringement of the patents or proprietary rights of others, or that it will not be necessary to institute actions to defend or enforce the patent and proprietary rights of the Company against others. The cost of any such litigation can be substantial.

      The Company believes that obtaining foreign patents may be more difficult than obtaining domestic patents because of differences in patent laws. The Company recognizes that its patent position may be stronger in the United States than abroad. In addition, the protection provided by foreign patents, if obtained, may not provide the level of protection provided by domestic patents. In some cases, the Company may rely on trade secrets to protect its innovations. There can be no assurance that trade secrets will be established or that others will not independently develop similar or superior technology. The Company requires employees, directors, consultants and others to whom confidential information has been or will be disclosed, to agree to keep the Company's proprietary information confidential. However, there can be no assurance that such agreements will be complied with or will be enforceable.

Trade name, Trademark and Service Mark Rights

      The Company is the owner of the trade name Skysat Communications Network Corporation. On July 9, 1993, the Company filed an intent-to-use application in the USPTO to register the service mark Skysat for use in connection with communications, surveillance, and atmospheric and environmental monitoring services. The application must undergo examination by the USPTO both at the intent-to-use stage, and again following the Company's submission of proof of use of the mark. In addition, third parties can oppose registration of the Company's service mark. Accordingly, there can be no assurance that the Company will receive a registration. Furthermore, even after the Company does receive a service mark registration, third parties may still seek to cancel such registration on the basis, inter alia, of prior rights established in the service mark or a mark confusingly similar thereto.

      In November 1993, the Company received a letter from counsel for SkyTel Corporation ("SkyTel") challenging the Company's right to use the SKYSAT service mark. Counsel for the Company contacted counsel for SkyTel Corporation in an attempt to resolve the dispute, however, SkyTel never responded with information to support its claim, and the Company did not pursue the matter further. On January 24, 1995, the Company's mark was published for opposition. SkyTel has filed an extension of time to oppose the Company's application and has contacted the Company requesting that the Company withdraw its application or limit the scope of services covered by the application. The Company believes that SkyTel does not have a valid claim. The Company is currently negotiating with SkyTel to resolve this matter and may have to agree to limit its use of the service mark in connection with a settlement agreement. If a resolution cannot be reached, there is a risk that SkyTel would oppose the Company's registration of SKYSAT or would initiate litigation to prevent its use. If necessary, the Company could change its name without serious consequences. SkyTel has asserted its right to bring an action against the Company to enjoin the Company's use of the Skysat mark, but expressed its willingness to amicably resolve the matter. However, if SkyTel were to prevail in any action commenced against the Company, the Company would have to change its name and may be liable to SkyTel for damages and attorneys' fees.

Government Regulation

      The Company's research and development activities are, and the production, marketing and operation of the Skysat System will be, subject to regulation by numerous governmental authorities in the United States including the FCC and the FAA. Foreign governments will also regulate the development, production, marketing and operation of the Skysat System in their countries. In addition, the Skysat System must conform to domestic and international requirements established to avoid interference among users of microwave frequencies and to permit interconnection of equipment.

      A. Federal Communications Commission

      In the United States, radio emissions are regulated by the FCC pursuant to the Communications Act of 1934, as amended. All radio emissions must be licensed by the FCC. The FCC has allocated radio emissions in the frequency bands between 10 kilohertz and 400 gigahertz to various services and uses and has adopted rules governing the technical and operating characteristics of such services. The Company or its customers will need to obtain FCC licenses for its proposed communications services, as well as the command and control telemetry links. It is anticipated that most of the Company's customers will already have a license for the telecommunications service to be deployed on the Platform. However, there can be no assurance that any required FCC or foreign government approvals for use of required frequencies will be granted. The process of obtaining approvals from the FCC or other regulatory authorities can be costly, time consuming, and subject to unanticipated delays. In addition, the extent of potentially adverse government regulations which might arise from future administrative action or legislation cannot be predicted. Any failure to obtain, or delay in obtaining such approvals, could adversely affect the Company's ability to market or operate the Skysat System.

      The degree of difficulty in obtaining these licenses will vary with the type of service proposed. In some cases, the existing frequency allocations of the FCC may allow the type of services proposed by the Company and the degree of difficulty in obtaining FCC permission to use such frequency allocations may be minimal. The Company believes, for example, that point-to-point communications for long distance telephoning and for intermediate links in cellular and PCS networks may fall within the category of minimal rule changes. The FCC's processes, however, permit intervention by private companies which could create delay and uncertainty. In other cases, such as some of the services that may be delivered directly to end users including broadcast television and cellular and PCS mobile radio services, the FCC may have to conduct extensive rulemaking proceedings to allocate the spectrum and to adopt rules. Those processes could be lengthy. Competitors of the Company could intervene and create delay and uncertainty. There can be no assurance that such rules will be adopted at all or in a timely manner.

      B. Federal Aviation Administration

      Under the Federal Aviation Act of 1958, as amended (the "Act"), the FAA has broad jurisdiction to regulate air commerce to promote safety. The Company would be subjected to FAA regulation governing the design, materials, workmanship, construction and performance of airships, civil aircraft, aircraft engines, propellers and appliances and components. Pursuant to Title VI of the Act, the FAA has the authority to, among other things, establish standards and regulations, (I) which apply to any civil aircraft/airships to be operated in air commerce, (ii) governing the inspection, servicing and overhaul of aircraft/airships, and (iii) governing the activities of airmen who operate or work on aircraft/airships. Under other provisions of the Act, the FAA has the authority to regulate the National Air Space System and the Air Traffic Control System ("ATC"). The Act also provides for the regulation of aircraft which are manufactured in foreign countries but operated in United States air commerce. The United States is a party to international bilateral and multilateral treaties and executive agreements governing the operation of aircraft/airships and restricting or limiting economic opportunities in foreign countries which need to be examined on a country by country basis before planning to use aircraft/airships for commercial purposes in any foreign country. The Company will need certificates and approvals from the FAA for testing and commercial use.

      C. Environmental Considerations

      Microwave transmissions associated with the microwave powered version of the Skysat System may affect human health and the environment. The Company does not believe that any federal environmental permits or approvals are required under current law for such microwave transmission; however, microwave transmissions may be considered to significantly affect the quality of the human environment under the NEPA process. The Company cannot, however, predict whether it may be required to comply with standards which may be promulgated in the future under the Federal Clean Air Act or other federal environmental statutes with respect to microwave transmissions. The Company may also be required to obtain environmental permits or approvals from individual states, to comply with federal or state health and safety requirements and to obtain state or local building or zoning permits or approvals. The Company cannot predict whether and to what extent state or federal agencies will impose such permit or approval requirements. In addition, the effects of nonionizing radiation on human health have been the subject of personal injury claims against the operators of electric transmission facilities. Similar claims could be brought against operators of microwave transmission facilities.

Product Liability

      The Company's business may expose it to potential product liability risks which are inherent in the testing, manufacturing, marketing, sale and lease of the Skysat System. If available, product liability insurance generally is expensive. The Company does not currently have any product liability insurance and there can be no assurance that it will be able to obtain or maintain such insurance on acceptable terms or that any insurance, if obtained, will provide adequate protection against potential liability. In the event of a successful suit against the Company, a lack or insufficiency of insurance coverage could have a material adverse effect on the Company's business and operations. If the Company enters into a joint venture or other arrangement with respect to the Skysat System or if the Company licenses the Skysat System, the Company intends to require such joint ventures or licensees to maintain product liability insurance. However, there can be no assurance that such joint venturers or licensees will agree or will be able to obtain or maintain insurance on acceptable terms, or that if such insurance is obtained, it will be adequate to cover the Company's potential liability.

Research and Development; Collaborative Agreements

      The Company has expensed approximately $2,034,000 and $976,000 for the years ended December 31, 1996 and December 31, 1995, respectively, on research and development. In 1996 and 1995, the Company paid $50,000 and $331,000, respectively, to JPL under the JPL Agreement relating to research and development for the Skysat System, which is being amortized over the term of the JPL Agreement. In 1996, the Company paid $331,000 to Av-Intel under the Av-Intel Agreement. Substantially all of the Company's research and development expenditures to date have related to the development of the Skysat System. During 1997, JPL will continue to provide technical support related to the Platform and telecommunications development.

      In 1995, the Company paid $250,000 to B&R Designs under the B&R Designs Agreement, relating to the work performed on the Platform. The expenditures incurred with respect to the Platform, including the amounts pursuant to the B&R Designs Agreement, had been capitalized and not expensed as research and development costs, as the Company believed the Platform to have alternative future uses. Under the settlement agreement, B&R Designs was granted full rights to the equipment purchased and developed under the B&R Designs Agreement. Therefore, the capitalized costs of the physical equipment, $1,354,000 were expensed in 1996.

      On May 1, 1995, the Company entered into a joint venture agreement (the "Cambridge Joint Venture") with Cambridge Research Associates ("Cambridge"), a high technology research and development company based in McClean, Virginia. Under the Cambridge Joint Venture, the Company and Cambridge will develop and demonstrate a conventionally powered unmanned aircraft vehicle for commercial use in the areas of point-to-point communications and remote sensing and geo-information exploitation. Cambridge initially contributed to the joint venture, under which the Company and Cambridge are equal partners, a third party contract whose potential gross proceeds of up to $32 million dollars would be used toward the implementation of such a program. During 1995, the Company received $145,000 under the Cambridge Joint Venture, and received an additional $150,000 in 1996. In March 1996, the Company received notice that the third party contract was terminated. However, negotiations are underway for a new contract with the same third party.

      In March 1996, the Company entered into a Cooperative Agreement with Av-Intel Inc., ("Av-Intel") - a research and development company which has developed lighter than air technology that could be applied to airborne platforms with a capability to fly at altitudes above 50,000 feet for periods of several months (the "Av-Intel Agreement"). These airships have certain characteristics that would make them effective as communications platforms. Skysat and Av-Intel are currently working together over the next several months to verify the viability and cost- effectiveness of the airship Platform. Under the Av-Intel Agreement, the Company and Av-Intel will establish a joint venture and develop a comprehensive design leading to a telecommunications pre-production airship.

      In 1996, the Company and Av-Intel modified the Av-Intel Agreement. As additional consideration for a monthly fee of $38,000 paid to Av-Intel by Skysat, Av-Intel granted to Skysat a royalty of three percent of the gross revenues of any exploitation of the Av-Intel technology, which shall remain in effect until a definitive joint venture agreement is signed. The Company and Av-Intel are currently negotiating the terms of a definitive joint-venture agreement.

      In August, 1996 the Company entered into an agreement with Thomas Kornell to act as a technical advisor regarding avionics and other matters. Mr. Kornell's hourly fee is paid in the form of stock options.

      In September 1996, the Company entered into an agreement with Siscorp, Inc., to assist the Company in locating possible government funding for airship business opportunities. The agreement is for a one year term at a monthly rate of $10,000, and a grant of 25,000 stock options exercisable at $1.00 for a five year period.

Employees

      As of December 31, 1996, the Company had five full time employees, including Martin D. Fife, its Chairman, Chief Executive Officer, Chief Financial Officer, President and Chief Operating

Officer. During 1997, the Company intends to hire additional employees and retain consultants to supplement its full time work force. No employee of the Company is currently represented by a labor union. Management considers its employee relations to be good. The Company believes that the future success of the Company is dependent to a significant degree on its being able to continue to attract and retain skilled personal.

Item  2.  Description of Property

      The Company subleases approximately 2,500 square feet of office space in New York City for a current base annual rental of approximately $60,000. The existing lease expires on November 7, 1997 and may be renewed at the Company's option for an additional year at a current base annual rental of approximately $65,000. The Company has renewed the space on such terms. The Company believes that this space is suitable and adequate for its current needs. The Company may, in the future, require additional space to expand its operations.

Item 3.   Legal Proceedings

      The Company was sued on December 4, 1995, in a case styled Don L. Bouquet
v. Howard A. Foote, Martin D. Fife and Skysat Communications Network Corporation, N.Y.Co. Civ No. 95-121604. Plaintiff claims that the Company and two of its officers wrongfully excluded plaintiff from participating in the Company upon its formation. The Company's time to answer against the Complaint has been extended by stipulation to April 23, 1997. The Company is currently in settlement negotiations with opposing counsel.

Item 4.  Submission of Matters to a Vote of Security Holders

Annual Meeting

      On December 30, 1996, the Company held its annual shareholder's meeting in New York. At that meeting the shareholders elected five (5) directors for a term of one (1) year and until the election and qualification of their successors. The Directors elected at that meeting were Martin D. Fife, Buster Glosson, Walter J. Burmeister, Burton I. Edelson and Coy Eklund:

                                 For        Against     Abstain
                                 ---        -------     -------

     Martin D. Fife           3,819,006     128,000     126,000
    Buster Glosson            3,819,006     128,000     126,000
  Walter J. Burmeister        3,819,006     128,000     126,000
    Burton I. Edelson         3,819,006     128,000     126,000
       Coy Eklund             3,819,006     128,000     126,000

      Shareholders next considered management's request that the appointment of Richard A. Eisner & Company, LLP as independent auditors for fiscal 1997, and on the motion duly made and seconded, the shareholders ratified such appointment.

                                         For              Against       Abstain
                                         ---              -------       -------

Reappointment of Richard                 3,947,006        -0-           -0-
A. Eisner and Company, LLP as independent Auditors

      The Chairman stated that the next item of business was formal consideration of an amendment to the Company's 1994 Stock Option Plan, to increase the shares authorized to be issued to 1,180,000, and on the motion duly made and seconded, the shareholders ratified such appointment.

                                         For              Against       Abstain
                                         ---              -------       -------

Approval of the                          3,807,906        131,000       126,000
Amendment  to the 1994 Stock Option Plan

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters

      (a) Market Information

      The Company's Equity Units, Class A Common Stock, Class A Warrants and Class B Warrants traded separately on the NASDAQ Small Cap Market under the symbols SKATU, SKATA, SKATW, SKATZ, respectively, since the IPO was declared effective on June 16, 1994 through March 31, 1997. Prior to that date, there had been no public trading market for the Company's equity securities. Effective April 1, 1997, the Company's securities were deleted from the NASDAQ Stock Market, due to lack of compliance with both total assets and capital and surplus requirements. The following sets forth the high and low bid price for the period commencing January 1, 1996 through December 31, 1996 as reported by NASDAQ. Quotations reflect interdealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.

            Units:                                           High         Low
                                                             ----         ---

First Quarter ended March 31, 1996 .................         2 3/4         3/4
Second Quarter ended June 30, 1996 .................         2 1/2       1 3/8
Third Quarter ended  September 30, 1996 ............         1 5/8         1/2
Fourth Quarter ended December 31, 1996 .............         1 5/8         1/2

            Class A Common:

First Quarter ended March 31, 1996 .................         1 1/2         1/2
Second Quarter ended  June 30, 1996 ................         1 3/4         7/8
Third Quarter ended September 30, 1996 .............          15/16        3/8
Fourth Quarter ended December 31, 1996 .............         1 1/2         7/16

            Class A Warrants:

First Quarter ended March 31, 1996 .................         13/16         3/16
Second Quarter ended June 30, 1996 .................         13/32         3/16
Third Quarter ended September 30, 1996 .............          5/16         1/16
Fourth Quarter ended  December 31, 1996 ............          1/8          1/32

            Class B Warrants:

First Quarter ended March 31, 1996 .................          3/8          1/8
Second Quarter ended June 30, 1996 .................          1/4          1/8
Third Quarter ended September 30, 1996 .............          3/16         1/16
Fourth Quarter ended December 31, 1996 .............          3/32         1/32

      Each Unit consists of one share of Class A Common Stock, one redeemable Class A Warrant which entitled the holder to purchase one share of Class A Common Stock at $7.75 per share and includes one redeemable Class B warrant) and, one redeemable Class B Warrant (which entitles the holder to purchase one share of Class A Common Stock at $12.50 per share). The warrants are exercisable until June 15, 1999 and are subject to redemption by the Company at $.05 per warrant, upon 30 days' written notice, based upon certain closing bid prices over certain periods of time.

There is no established public trading market for the Company's Class B Common Stock.

      (b) Approximate Number of Equity Stockholders

      Based upon information supplied from the Company's transfer agent, the Company believes that the number of record holders of the Company's equity securities as of March 14, 1997 is approximately as follows:

            Title of Class                    Number of Record Holders
            --------------                    ------------------------
            Class A Common Stock                          22
            Class B Common Stock                          25
            Class A Warrants                              13
            Class B Warrants                              14

      The Company believes that the number of beneficial holders of the Company's Class A Common Stock as of March 14, 1997 is in excess of 300.

      (c) Dividends

      The Company has never paid a cash dividend on any class of its common stock and anticipates that for the foreseeable future any earnings will be retained for use in its business, and accordingly the Company does not anticipate the payment of cash dividends.

Item 6. Management's Discussion and Analysis or Plan of Operation

(A) MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Safe Harbor Statements

      Any statements contained herein by the Company with regard to its expectations as to financial results and other aspects of its business may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Although the Company makes such statements based on assumptions which it believes to be reasonable, the Company's business is subject to significant risks and there can be no assurance that actual results will not differ materially from the Company's expectations. Accordingly, the Company hereby identifies the following important factors, among others, which could cause its results to differ from any results which might be projected, forecasted or estimated by the Company in any such forward-looking statements: (i) the timely development and acceptance of the Company's product, (ii) the achievement of development milestones by the Company, (iii) the timely receipt of regulatory clearances required to market the Company's proposed product, and (iv) the Company's ability to enter into arrangements with corporate partners.

Results of Operations - Fiscal 1996 versus Fiscal 1995

      The Company is a development stage company. Since its inception in July 1992, the Company's efforts have been principally devoted to research and development of the Skysat System and raising capital. The Company's net loss increased by approximately $1,331,000 or 80% from $1,654,000 in fiscal 1995 to $2,985,000 in fiscal 1996. This increase resulted from expenditures in connection with the Av-Intel Agreement which commenced during fiscal 1996, the write-off of previously capitalized equipment and patent costs totaling $1,449,000, and general and administrative activities, including legal and professional activities relating to the JPL and Av-Intel agreements, fees to consultants and costs of raising capital which are continuing to date.

      Research and development expenses increased by approximately $1,102,000 or 113% from $977,000 in fiscal 1995 to $2,079,000 in fiscal 1996. This increase resulted from the write-off of previously capitalized equipment costs of $1,354,000 and expenditures in connection with the Av-Intel Agreement.

      General and administrative expenses increased by $189,000 or 26% from $741,000 in fiscal 1995 to $930,000 in fiscal 1996. This increase resulted primarily from the write-off of previously capitalized patent costs of $95,000 and increases in legal and consulting fees, insurance costs and costs of raising capital.

      The Company's research and development and general and administrative expenses will be substantial in the foreseeable future, including substantial expenses for the payment of salaries to officers and employees, consulting fees and expenses related to development, including additional contemplated work with respect to the Av-Intel Agreement and the development and construction of the Platform. Accordingly, the Company expects to continue to incur operating losses for the foreseeable future.

      Liquidity and Capital Resources

      The Company had a working capital deficit of $(106,000) as of December 31, 1996. The Company has had no revenue and has incurred a cumulative loss through December 31, 1996 of $7,422,000. In March 1996, the Company completed a One Million Dollar private placement with Palomar Medical Technologies, Inc. ("Palomar"), whose principal business is the manufacture and marketing of lasers, delivery systems and related products for use in medical and surgical procedures and manufacture of electronic products. Palomar purchased 500,000 shares of the Company's Class A Common Stock and a five-year Warrant to purchase up to 2,000,000 shares of Class A Common Stock at an exercise price of $1.00 per share.

      In February 1997, the Company commenced selling in a private placement (the "1997 Private Placement") shares of Class A Common Stock. Through April 1, 1997, 870,000
shares of Class A Common Stock had been subscribed to at $.50 per share for a total of $435,000 from a group of individuals, including Messrs. Fife and Asterita, officers of the Company. For each share of stock to be issued, the subscriber will also receive two warrants to purchase shares of Class A Common Stock at exercise prices of One Dollar and One Dollar and Fifty Cents, respectively. The Company expects to complete the 1997 Private Placement during April 1997.

      In the event that the Company's internal estimates relating to its planned expenditures prove materially inaccurate, the Company may be required to reallocate funds among its planned activities and curtail certain planned expenditures. In any event, the Company anticipates that it will require additional financing during fiscal 1997. There can be no assurance as to the availability or terms of any required additional financing, when and if needed. In the event that the Company fails to raise any funds it requires, it may be necessary for the Company to cease operations or severely limit growth.

      In connection with the IPO, certain stockholders of the Company have agreed to transfer an aggregate of 127,875 shares of Class A Common Stock and 872,125 shares of Class B Common Stock to the Company if the Company does not attain certain minimum earnings thresholds or if the Company's Class A Common Stock does not meet certain minimum bid prices. The Securities and Exchange Commission's position with respect to the release of these restrictions on the shares held by these stockholders who are officers and other employees of the Company is that the release of these restrictions will be treated, for financial reporting purposes only, as compensation expense to the Company. Accordingly, the Company will, in the event of the release of the restrictions, recognize during the period in which the earning thresholds are met or probable of being met or the Company's Class A Common Stock meets or is probable of meeting the minimum bid prices, what could be a substantial one-time charge which would have the effect of substantially increasing the Company's loss or reducing or eliminating earnings, if any, at such time. The amount of compensation expense recognized by the Company will not affect the Company's total stockholders' equity. The amount of compensation expense will not be deductible to the Company for income tax purposes. During 1997, the Company is committed to pay approximately $310,000 as compensation for its current executive officers and approximately $60,000 for lease payments on its facilities. At December 31, 1996, the Company had a net operating loss tax benefit carry forward for Federal income tax purposes of approximately $2,378,000 expiring through 2011.

(B) PLAN OF OPERATION

      During fiscal 1997, the Company intends to continue to conduct significant additional research, development and testing activities related to the JPL Agreement and the Av- Intel Agreement and additional activities in connection with the development of the Skysat System. The development will include the completion and testing of a pre-production airship Platform and development of an initial customer base which is expected to result in substantially higher operating losses. The Company does not expect to generate any revenues until such time as the Skysat System becomes commercially available which cannot occur until it has, among other things, obtained substantial additional funds, completed development of the Skysat System. The Company is currently seeking additional financing and a strategic or other arrangement in order to continue its planned activities for the current fiscal year.

Item 7. Financial Statements

      See Index to Financial Statements on Page F-1.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

      None.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons, Compliance with Section 16(a) of the Exchange Act

      The Company's Directors and executive officers are as follows:

Name                      Age               Position with Company
----                      ---               ---------------------

Martin D. Fife            70        Chairman of the Board, Chief Executive
                                    Officer,  President and Chief
                                    Operating Officer, Treasurer
                                    and Director

Buster Glosson            54        Vice Chairman of the Board

Anthony J. Asterita       57        Vice President - Program Development

Eddy W. Friedfeld         35        Vice President - Business Affairs, Assistant
                                    to the Chairman and Secretary

Walter J. Burmeister      58        Director

Coy Eklund                81        Director

Burton I. Edelson         70        Director

      Martin D. Fife has served as Chairman of the Board of Directors and Chief Executive Officer of the Company since its inception and was appointed President and Chief Operating Officer in March 1996 and Chief Financial Officer in July 1996. Mr. Fife is also a principal stockholder of the Company. Since September 1988, Mr. Fife has also served as a director of Projectavision, Inc., a public company that developed and patented a depixilization system for use in all large-screen rear and front view projection televisions. In 1987, Mr. Fife founded and currently serves as Chairman of the Board of Magar Inc., a private investment company specializing in the development of early stage companies and management and consulting services. From 1986 to January 1989, Mr. Fife was President of Agremp Holdings Incorporated, an operator of storage elevators. In 1960, Mr. Fife founded and until 1986 served as President of Fife Associates, Inc. and a number of affiliated companies, including Galaxy Universal, Ltd., which was engaged in the sale of chemicals and synthetic plastics. In addition, since August 1995, Mr. Fife has been a director of Asta Funding, Inc., a company engaged in the business of purchasing and servicing retail installment sales contracts originated by automobile dealers. Mr. Fife is the Chief Financial Officer of Alliance Partners, Inc., a New York and Charlotte, North Carolina-based firm that focuses on financing international oil and power production projects. Since January 1974, Mr. Fife has served as a director or trustee of 13 investment funds advised by The Dreyfus Corporation.

      General Buster Glosson (Ret.) has been a director and Vice Chairman of the Board of the Company since August 1996. He has been President of Eagle, Ltd., a venture capital and consulting firm, since September 1994. He served as an officer in the United States Air Force from January 1965 until he retired in September 1994. From June 1992 to September 1994, he was Deputy Chief of Staff for Plans and Operations. From May 1991 to May 1992, he was Legislative Liaison and director of the Air Force Issues Team. From August 1990 to May 1991, he commanded the Air Division and was Director of Campaign Plans for United States Central Command Air Forces, Riyadh, Saudi Arabia. General Glosson is also the Chairman and CEO of Alliance Partners, Inc.

      Anthony J. Asterita has served as Vice President, Program Development of the Company since June 1993. From December 1989 until joining the Company, Mr. Asterita was Director of Marketing and Sales and Director of Business Development for Ball Aerospace. From 1979 to December 1989, Mr. Asterita was Manager of Program Development for Litton Amecom. From 1970 to 1979, Mr. Asterita was a Program Manager at Headquarters, United States Air Force, Pentagon and the Aeronautical Systems Center, Air Force Systems Command. Mr. Asterita holds a Bachelor of Science degree in aeronautical engineering from the Air Force Institute of Technology and a Master of Science Degree in Systems Management from University of Southern California.

      Eddy W. Friedfeld has served as Vice President, Business Affairs, Assistant to the Chairman and Secretary of the Company since January 1993. Since May 1987, Mr. Friedfeld has been an attorney specializing in corporate and securities law. Mr. Friedfeld holds a Juris Doctor degree from New York University and a Bachelor of Arts degree from Columbia College.

      Walter J. Burmeister has served as a director of the Company since February 1994 and as a consultant to the Company since January 1993. Since May 1995, Mr. Burmeister has been the President of FCI Facilicom International, LLC. From April 1992 through May 1995, Mr. Burmeister served as the Chairman of the Telecommunications Marketing Group, Inc. Mr. Burmeister has 30 years of experience in the telecommunications industry, encompassing general management, international business development, sales, information systems, network operations, network planning and general engineering. From July 1990 to March 1992, Mr. Burmeister was Vice President for business development for Bell Atlantic in Latin America, the Middle East and Africa where he supervised the group responsible for worldwide sales of software and consulting services. Prior to that, Mr. Burmeister headed the Bell of Pennsylvania sales organization, supervised information systems operations for Bell Atlantic Corporation telephone operating companies and headed the C&P Telephone operations staff. From 1982 to June 1983, Mr. Burmeister worked at American Telephone & Telegraph Corporation General Departments and Bell Communications Research (the successor to Bell Labs for the Regional Bell Operating Companies) in distribution services planning and in network planning.

      Coy Eklund has served as a director of the Company since February 1994. Since August 1987, Mr. Eklund has served as the Chairman and Chief Executive Officer of Trivest Financial Services, a company engaged in the television business. From 1938 to April 1983, Mr. Eklund served in various capacities at the Equitable Life Assurance Society and from April 1975 to April 1983 was its Chief Executive Officer. Mr. Eklund is also a director of Life Medical Sciences, Inc., a public company engaged in the research and development of technologies for use in medical applications.

      Burton I. Edelson has served as a director of the Company since June 1994. Since December 1990, Dr. Edelson has been a Research Professor and Director of the Institute for Applied Space Research at George Washington University. He is currently a trustee of the United States Naval Academy Foundation, a trustee of the University Space Research Association, and a member of the Board of Advisors of Esprit Telecom, Ltd. From August 1987 to August 1993, Dr. Edelson was a Fellow of the Johns Hopkins Foreign Policy Institute. From 1982 to 1987, Dr. Edelson was the Associate Administrator for the Space Science and Applications of NASA. From 1968 to 1982, Dr. Edelson held executive positions at the Communications Satellite Corporation. From 1947 to 1967, Dr. Edelson served as a naval officer including several research and engineering positions.

      All directors of the Company are elected by the stockholders, or in the case of a vacancy, by the directors then in office, to hold office until the next annual meeting of stockholders of the Company and until their successors are elected and qualified or until their earlier resignation or removal. Officers are elected annually and serve at the discretion of the Board of Directors.

Item 10. Executive Compensation

      The following table sets forth the aggregate cash compensation (all of which represented salary in a each year) paid by the Company for the past two fiscal years to Martin D. Fife, its Chairman of the Board, Chief Executive Officer, President, and Chief Financial Officer. No other executive officer's annual compensation exceeded $100,000 for the fiscal years ended December 31, 1996 and 1995.

                                                                                 Long-Term
                                                                                 Compensation
                                                                                 Awards Securities
                                                           Other Annual          Underlying           All Other
Name and Principal Position       Year     Salary     Bonus   Compensation ($)   Options/SARs (#)  Compensation($)
---------------------------       -----    -------    ------  ----------------   ---------------------------------
Martin D. Fife                    1996    $120,000      --         25,000               --              --
Chairman of the Board, CEO,       1995    $120,000      --           --                 --              --
COO and Chief Financial Officer
                     No options or SARs have been exercised.

      For the fiscal year ended December 31, 1996, the executive officers in the aggregate were paid $310,000. No bonuses were granted in 1996.

Director Compensation

      Each of the Company's non-employee directors are paid $500 for each board meeting. All directors are reimbursed for ordinary and necessary travel expenses incurred in attendance at each board or committee meeting. During 1996, Mr. Burmeister was issued 10,000 options to purchase Class A Common Stock at an exercise price of $1.00 per share.

Employment Agreements

      On April 11, 1994 the Company entered into employment agreements with Martin D. Fife to serve as Chairman of the Board and Chief Executive Officer of the Company, Anthony J. Asterita to serve as Vice President, Program Development of the Company and Eddy W. Friedfeld to serve as Vice President, Business Affairs, Assistant to the Chairman and as Secretary of the Company. Each agreement is for a three year term terminating during April 1997, subject to automatic annual renewal. Under the agreements, Messrs. Fife, Asterita and Friedfeld receive a yearly base salary of $120,000, $90,000 and $100,000, respectively, subject to an annual cost of living increase.

      The employment agreements with Messrs. Fife, Asterita and Friedfeld provide that each such agreement may be terminated by the Company only if such executive officer has materially breached his obligations under the agreement, engaged in willful misconduct against the Company or is found guilty of a felony by a court of competent jurisdiction which, in the discretion of the Board of Directors, will interfere with the performance of such executive officer's duties and responsibilities or will materially adversely affect the Company.

      The agreements with each of Messrs. Fife, Asterita and Friedfeld contain confidentiality and non-competition provisions.

      On June 27, 1996, the Company entered into a six month consulting agreement with Christopher R. Seelbach, under which Mr. Seelbach will receive a monthly fee of $10,000, and options to purchase 30,000 shares of Class A Common Stock at an exercise price of $1.25 per share. Mr. Seelbach's agreement was renewed under the same terms in December 1996.

                        COMPLIANCE WITH SECTION 16(a) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

      Section 16(a) of the Securities Act of 1934 requires the Company's executive officers, directors and persons who beneficially own more than 10% of the Company's Common Stock to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission ("SEC"). Such persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms filed by such persons. Each of the executive officers, directors and beneficial owners of more than 10% of the Company's stock has complied with the requirements of Section 16(a) during fiscal 1996.

Item 11. Security Ownership of Certain Beneficial Owners and Management

      The following tables sets forth certain information regarding the beneficial ownership of the Company's common stock as of March 14, 1997 for (i) each of the Company's directors, (ii) each of the Company's officers, (iii) all directors and officers of the Company as a group and (iv) each person known by the Company to own beneficially 5% or more of the outstanding shares of its common stock. For purposes of this Form 10-KSB, beneficial ownership is defined in accordance with the rules of the Securities and Exchange Commission and generally means the power to vote and/or dispose of securities regardless of any economic interest therein.

                                                                              Percentage Ownership of all
                                                                               Common Stock Outstanding
                                                                           --------------------------------
                                                      Number of Shares                     Percentage of
        Name and Address of             Class of       of Common Stock      Percent        Total Class A       Percent of
        Beneficial Owner or              Common      Beneficially Owned        of           and Class B      Total Voting
          Number in Group                Stock          (1)(2)(3)(4)       Class (3)     Common Stock (3)      Power (3)
------------------------------------- ------------- ---------------------- ----------- -------------------- ----------------
Martin D. Fife (5) (6)                  Class B            494,750           57.84%          15.31%              37.18%
                                        Class A             25,000            1.05%           0.77%               0.38%
Buster Glosson                          Class A             80,000            3.37%           2.48%               1.20%
Anthony A. Asterita (6)                 Class A             20,000            0.84%           0.62%               0.30%
Eddy W. Friedfeld (6)                   Class B             77,000            9.00%           2.38%               5.79%
Walter J. Burmeister (7)                Class B             30,000            3.51%           0.93%               2.25%
                                        Class A             30,000            1.26%           0.93%               0.45%
Coy Eklund (8)                          Class A             20,000            0.84%           0.62%               0.30%
Palomar Technologies, Inc.(4)(9)        Class A            500,000           21.04%          15.47%               7.51%
Burton I. Edelson (10)                  Class A             20,000            0.84%           0.62%               0.30%
Magar, Inc. (5)                         Class B            494,750           57.84%          15.31%              37.18%
Herbert Moskowitz (5)                   Class B            494,750           57.84%          15.31%              37.18%
Irwin M. Rosenthal (5)                  Class B            494,750           57.84%          15.31%              37.18%
Malcolm Adler (11)                      Class A            247,750           10.42%           7.66%               3.72%
All officer/directors as group          Class B            601,750           70.35%          18.62%              45.22%
      ( 7 persons)                      Class A            195,000            8.20%           6.03%               2.93%

(1) All shares are beneficially owned and sole voting and investment power is held by the persons named, except as otherwise noted. All shares owned are Class B Common Stock and Class A Common Stock as designated above.
(2) Messers. Burmeister and Friedfeld and Magar, Inc. agreed that approximately 50% of his, her or its shares of Common Stock are subject to transfer to the Company for no consideration upon the failure of certain conditions to occur by certain dates. So long as such shares are subject to such conditions, the holder may vote but not dispose of such shares.
(3) Based upon 2,271,883 shares of Class A Common Stock outstanding and 855,367 shares of Class B Common Stock outstanding and includes 105,000 options and warrants currently exercisable by certain directors and officers. Class B Common Stock is entitled to five votes per share but is otherwise substantially identical to the Class A Common Stock, which has one vote per share. Each share of Class B Common Stock is convertible into one share of Class A Common Stock.
(4) Does not include an aggregate of 2,000,000 shares of Class A Common Stock underlying options and warrants currently exercisable.
(5) Messrs. Fife, Moskowitz and Rosenthal are each officers, directors and principal stockholders of Magar Inc. and own approximately 34%, 33% and 26%, respectively, of the outstanding stock of such corporation. These individuals may be considered to beneficially own, and to have shared investment and voting power with respect to, all shares of Class B Common Stock owned by Magar Inc. Information relating to shares owned by each of these individuals assumes that each beneficially owns all shares of Class B Common Stock owned of record by Magar Inc. The address of Messrs. Moskowitz and Rosenthal is 30 Rockefeller Plaza, 29th Floor, New York, NY 10112.
(6) The address of Messrs. Fife, Foote, Friedfeld and Asterita is c/o Skysat Communications Network Corporation, 405 Lexington Avenue, New York, NY 10174.
(7) The address of Mr. Burmeister is 6845 Wilson Lane, Bethesda, MD 20817.
(8) The address of Mr. Eklund is Equitable Life Assurance Society, 787 Seventh Avenue, New York, New York 10019.
(9) The address of Palomar Medical Technologies, Inc. is 66 Cherry Hill Drive, Beverly, MA 01915.
(10) The address of Mr. Edelson is Department of Electrical Engineering and Computer Science, The George Washington University, Washington, DC 20052.
(11) The address of Mr. Adler is 2603 Rockefeller Avenue, Pennsauken, NJ 08110.

Item 12. Certain Transactions

      In April 1997, Messrs. Fife and Asterita participated in a private placement in which, as of April 10, 1997, an aggregate of $435,000 was provided to the Company. Messrs. Fife and Asterita invested $140,000 and $50,000, respectively, and were issued 280,000 and 100,000 shares of Class A Common stock, respectively, and 560,000 and 200,000 warrants, respectively, to purchase Class A Common Stock at equal purchase prices of $1.00 and $1.50.

      In February 1997, Messrs. Fife, Asterita, and Friedfeld each agreed to twenty five percent salary deferments as a means of conserving capital, until such time as additional capital is raised by the Company. As consideration for such deferral, Messrs. Fife, Asterita, and Friedfeld were each granted stock and warrants on the same terms as the 1997 Private Placement for each dollar deferred. In April 1997, Messrs. Fife, Asterita, and Friedfeld were issued 10,000, 7,400, and 8,333 shares of Class A Common Stock, respectively, and 20,000, 14,800, and 16,667 warrants, respectively, to purchase Class A Common Stock at equal purchase prices of $1.00 and $1.50.

      In 1996, a $30,000 obligation which was owed to Buster Glosson as consulting fees for services rendered prior to his appointment to the Board of Directors were satisfied by payment of 30,000 shares of Skysat Class A Common Stock.

                                     PART IV

Item 13. Exhibits and Reports on Form 8-K

      (a) Exhibits

            See Index to exhibits on Page E-1.

      (b) Reports on Form 8-K

      No reports on Form 8-K were filed during the last quarter of the year ended December 31, 1996

                    SKYSAT COMMUNICATIONS NETWORK CORPORATION
                          (a development stage company)

                                    - Index -

                                                                           PAGE
                                                                          NUMBER
                                                                          ------

REPORT OF INDEPENDENT AUDITORS                                               F-2

BALANCE SHEET - DECEMBER 31, 1996                                            F-3

STATEMENTS OF OPERATIONS FOR THE YEARS ENDED
DECEMBER 31, 1995 AND 1996 AND FOR THE PERIOD
FROM COMMENCEMENT OF OPERATIONS (JANUARY 1, 1993)
TO DECEMBER 31, 1996                                                         F-4

STATEMENT  OF CHANGES IN  STOCKHOLDERS'  EQUITY
FOR THE YEARS ENDED  DECEMBER  31,  1993,
1994, 1995 AND 1996                                                          F-5

STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED
DECEMBER 31, 1995 AND 1996 AND FOR THE PERIOD
FROM COMMENCEMENT OF OPERATIONS (JANUARY 1, 1993)
TO DECEMBER 31, 1996                                                         F-6

NOTES TO FINANCIAL STATEMENTS                                                F-7

                [Letterhead of Richard A. Eisner & Company, LLP]

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors of
  Skysat Communications Network Corporation

      We have audited the accompanying balance sheet of Skysat Communications Network Corporation (a development stage company) as at December 31, 1996 and the related statements of operations, changes in stockholders' equity and cash flows for each of the years in the two-year period ended December 31, 1996 and for the period from commencement of operations (January 1, 1993) to December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements enumerated above present fairly, in all material respects, the financial position of Skysat Communications Network Corporation as December 31, 1996, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 1996 and for the period from commencement of operations (January 1, 1993) to December 31, 1996, in conformity with generally accepted accounting principles.

      The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A, the Company is in the development stage and has incurred substantial losses since inception, such losses are expected to continue for the foreseeable future while the Company continues in the development stage. The Company will require significant additional financing to complete its planned activities. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note A. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Richard A. Eisner & Company, LLP

New York, New York
March 15, 1997

                    SKYSAT COMMUNICATIONS NETWORK CORPORATION
                          (a development stage company)

                                  Balance Sheet
                             as of December 31, 1996

                                   A S S E T S
Current Assets:
  Cash and cash equivalents ...........................................         21,386
  Prepaid expenses & other current assets .............................         34,720
                                                                            ----------
      Total current assets ............................................         56,106

Equipment, at cost (net of $1,617 accumulated depreciation) ...........          3,193
Patent costs (Note B[6]) ..............................................         89,844
Advances for research and development (Note F) ........................         56,710
Other .................................................................         12,025
                                                                            ----------

    Total Assets ......................................................        217,878
                                                                            ==========
                              L I A B I L I T I E S

Current Liabilities:
  Accrued expenses ....................................................        152,027
  Contract settlement - currently payable (Note G) ....................          5,000
  State taxes payable .................................................          4,850
                                                                            ----------
    Total current liabilities .........................................        161,877
                                                                            ----------

Contract settlement - due after one year (Note G) .....................         15,000
                                                                            ----------
Commitments and contingencies (Note J)

                              STOCKHOLDERS' EQUITY
                           (Notes A, B[3], C, D and K)

Preferred stock, par value $0.01 per share, 5,000,000 shares authorized, none issued
Class B common stock, par value $0.001 per share, 2,000,000 shares authorized; 1,523,117 shares issued, including 872,125 forfeitable
  shares and 667,750  treasury shares .................................          1,523
Class A common stock, par value $0.001 per share, 18,000,000 shares authorized; 2,271,883 shares issued and outstanding, including
  127,875 forfeitable shares ..........................................          2,272
Capital in excess of par value ........................................      7,443,670
Deficit accumulated during the development stage ......................     (7,422,197)
                                                                            ----------
    Sub-total .........................................................         25,268
Add: stock to be issued in settlement of contract (Note G) ............         25,313
Less: 667,750 Class B shares held in the treasury, at cost (Note D[6] )         (9,580)
                                                                            ----------
    Total stockholders' equity ........................................         41,001
                                                                            ----------

    Total Liabilities and Stockholders' Equity ........................        217,878
                                                                            ==========

           Attention is directed to the foregoing accountant's report and the accompanying notes to financial statements.

                    SKYSAT COMMUNICATIONS NETWORK CORPORATION
                          (a development stage company)

                            Statements of Operations

                                                                                  Period from
                                                                                  Commencement
                                                                                  of Operations
                                                                                (January 1, 1993)
                                                     Year Ended December 31,         Through
                                                     -----------------------       December 31,
                                                       1995           1996            1996
                                                       ----           ----            ----
Operating Expenses:
  Research and development expenses
    (Notes B[1] and C[1]) ....................        976,732       2,078,964       4,939,907
  General and administrative expenses
    (Note C[1]) ..............................        741,078         930,389       2,184,128
                                                   ----------      ----------      ----------

  Total operating expenses ...................      1,717,810       3,009,353       7,124,035
                                                   ----------      ----------      ----------

Loss from Operations .........................     (1,717,810)     (3,009,353)     (7,124,035)
                                                   ----------      ----------      ----------
Financing Costs (Income):
  Interest (income) ..........................        (63,567)        (24,047)       (145,405)
  Interest expense ...........................                                         83,317
  Amortization of deferred financing costs ...                                        299,000
  Amortization of debt discount ..............                                         61,250
                                                   ----------      ----------      ----------

  Total financing costs (income) .............        (63,567)        (24,047)        298,162
                                                   ----------      ----------      ----------

NET LOSS .....................................     (1,654,243)     (2,985,306)     (7,422,197)
                                                   ==========      ==========      ==========

Net loss per share of common stock (Note B[3])          (0.73)          (1.14)          (3.94)
                                                   ==========      ==========      ==========
Weighted average number of common shares
and common share equivalents outstanding .....      2,265,000       2,619,386       1,883,610
                                                   ==========      ==========      ==========

      Attention is directed to the foregoing accountant's report and to the accompanying notes to financial statements.

                    SKYSAT COMMUNICATIONS NETWORK CORPORATION
                          (a development stage company)

                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                      Common Stock, $0.001 Par Value
                                                   Price   ------------------------------------------------------
                                                 Per Unit          Class A                      Class B
                                                 --------  ------------------------ -----------------------------
                                                             Shares       Amount         Shares          Amount
                                                           ---------     --------      ----------      ----------
Balance - December 31, 1992

Issued for cash ..............................                                          2,000,000           2,000
Services contributed by stockholder ..........

Net loss - 1993 ..............................
                                                                                       ----------      ----------

Balance -  December 31, 1993 .................                                          2,000,000           2,000

Warrants issued ..............................
Services contributed by stockholder ..........
Public offering:
     Net proceeds from the public
     offering of securities, June 1994 .......     $6.00   1,100,000        1,100
     Conversion of Class B shares to
     Class A shares ..........................               247,750          248        (247,750)           (248)
     Net proceeds from exercise of
     overallotment option, July 1994 .........     $6.00     165,000          165

Net loss - 1994 ..............................
                                                           ---------     --------      ----------      ----------

Balance -  December 31, 1994 .................             1,512,750        1,513       1,752,250           1,752

Conversion of Class B shares to Class A shares                57,907          58          (57,907)            (58)

Net loss - 1995 ..............................
                                                           ---------     --------      ----------      ----------

Balance -  December 31, 1995 .................             1,570,657        1,571       1,694,343           1,694

Net proceeds from private offering (Note D[6])               500,000          500
Issued for consulting services rendered ......                30,000           30

Conversion of Class B shares to Class A shares               171,226          171        (171,226)           (171)

Net loss - 1996 ..............................
                                                           ---------     --------      ----------      ----------

Balance -  December 31, 1996 .................             2,271,883        2,272       1,523,117           1,523
                                                           =========     ========      ==========      ==========

                                                                    Deficit
                                                   Capital        Accumulated
                                                  In Excess        During the
                                                   Of Par         Development
                                                    Value           Stage
                                                  ----------      ----------

Balance - December 31, 1992

Issued for cash ..............................       243,100
Services contributed by stockholder ..........        12,000

Net loss - 1993 ..............................                      (184,987)
                                                  ----------      ----------

Balance -  December 31, 1993 .................       255,100        (184,987)

Warrants issued ..............................        61,250
Services contributed by stockholder ..........        10,000
Public offering:

     Net proceeds from the public
     offering of securities, June 1994 .......     5,224,285
     Conversion of Class B shares to
     Class A shares ..........................
     Net proceeds from exercise of
     overallotment option, July 1994 .........       861,135

Net loss - 1994 ..............................                    (2,597,661)
                                                  ----------      ----------

Balance -  December 31, 1994 .................     6,411,770      (2,782,648)

Conversion of Class B shares to Class A shares

Net loss - 1995 ..............................                    (1,654,243)
                                                  ----------      ----------

Balance -  December 31, 1995 .................     6,411,770      (4,436,891)

Net proceeds from private offering (Note D[6])       999,500
Issued for consulting services rendered ......        32,400

Conversion of Class B shares to Class A shares

Net loss - 1996 ..............................                    (2,985,306)
                                                  ----------      ----------

Balance -  December 31, 1996 .................     7,443,670      (7,422,197)
                                                  ==========      ==========

     Attention is directed to the foregoing accountant's report and to the accompanying notes to financial statements.

                    SKYSAT COMMUNICATIONS NETWORK CORPORATION
                          (a development stage company)

                            STATEMENTS OF CASH FLOWS

                                                                                                 Period from
                                                                                                 Commencement
                                                                                                of Operations
                                                                                              (January 1, 1993)
                                                                  Year Ended December 31,          Through
                                                               ----------------------------      December 31,
                                                                   1995             1996            1996
                                                                   ----             ----            ----
Cash flows from operating activities:
    Net loss                                                    (1,654,243)      (2,985,306)      (7,422,197)
    Adjustments to reconcile net loss to net
       cash used in operating activities:
         Depreciation and amortization                               4,800           13,575           24,072
         Write off of fixed assets                                    --          1,353,945        1,353,945
         Write off of patents                                         --             95,000           95,000
         Stock to be issued in settlement of contract                 --             25,313           25,313
         Rent recorded as capital contribution                        --               --             22,000
         Amortization of debt issuance costs                          --               --            360,250
         Changes in operating assets and liabilities:
            Other receivables                                      133,303          166,697                0
            Organization costs                                                                       (12,000)
            Prepaid expenses & other assets                        564,759           65,847          (64,527)
            Accounts payable and other liabilities                 (88,144)             319          176,878
                                                               -----------      -----------      -----------
       Net cash (used in) operating activities                  (1,039,525)      (1,264,610)      (5,441,266)
                                                               -----------      -----------      -----------

Cash flows from investing activities:
    Purchase of fixed assets                                      (546,701)            --         (1,367,414)
    Patent costs                                                    (9,679)          (1,302)        (193,620)
    Deposits                                                          --               --             (9,625)
                                                               -----------      -----------      -----------
       Net cash (used in) investing activities                    (556,380)          (1,302)      (1,570,659)
                                                               -----------      -----------      -----------

Cash flows from financing activities:
    Proceeds from notes payable                                       --               --          2,151,000
    Repayment of notes payable                                        --               --         (2,450,000)
    Net proceeds (deferred costs) from sale of common
         stock and options                                         (26,905)       1,032,430        7,337,311
    Purchase of treasury stock                                        --             (5,000)          (5,000)
                                                               -----------      -----------      -----------
       Net cash provided by (used in) financing activities         (26,905)       1,027,430        7,033,311
                                                               -----------      -----------      -----------

NET INCREASE (DECREASE) IN CASH
    AND CASH EQUIVALENTS                                        (1,622,810)        (238,482)          21,386
Cash and cash equivalents - beginning of period                  1,882,678          259,868                0
                                                               -----------      -----------      -----------
CASH AND CASH EQUIVALENTS - END OF PERIOD                          259,868           21,386           21,386
                                                               ===========      ===========      ===========
Supplemental disclosures of cash flow information
         Taxes paid                                            $    14,909      $    15,314      $    37,343
         Interest paid                                                                           $    83,317
         Fixed assets exchanged for treasury stock                    --        $     4,580      $     4,580
Supplemental disclosures of noncash financing activities
         Warrants issued                                              --               --        $    61,250

        Attention is directed to the foregoing accountant's report and to the accompanying notes to financial statements.

                    SKYSAT COMMUNICATIONS NETWORK CORPORATION
                          (a development stage company)

                          NOTES TO FINANCIAL STATEMENTS

(NOTE A) - The Company

      Skysat Communications Network Corporation (the "Company") is a development stage company incorporated in Delaware in July 1992. There were no operations until January 1993 and accordingly no financial statements have been provided for any period prior to January 1, 1993. The Company is engaged in the research and development of a high altitude unmanned aircraft system (the "Skysat System" or the "System") for commercial application in the telecommunications industry.

      During fiscal 1997, the Company intends to continue to conduct significant additional development and testing activities related to the JPL agreement (Note
F) and additional activities in connection with the development of the Skysat System, including the completion of and/or the acquisition and testing of a Platform and the exploration of the technical and economic feasibility and viability of additional and alternative aerial vehicles, which, together with other general and administrative expenses, are expected to result in substantially higher operating losses.

      The Company has incurred significant losses to date relating to Phase I of the Skysat System and will require additional financing in order to continue development of the System (i.e., Phase II). In addition, the Company has a working capital deficit at December 31, 1996. This raises substantial doubt about the ability of the Company to continue as a going concern. The Company is currently seeking financing or other arrangements to complete its planned activities. The accompanying financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary if the Company is unable to continue as a going concern.

      See Note K - Subsequent Events - regarding financing obtained subsequent to the balance sheet date.

(NOTE B) - Summary of Significant Accounting Policies

      [1]   Research and development:

            Expenditures for research and development are charged to operations as incurred.

      [2]   Income taxes:

            The Company accounts for income taxes pursuant to the provisions of Statement of Financial Accounting Standards No. 109.

                    SKYSAT COMMUNICATIONS NETWORK CORPORATION
                          (a development stage company)

                          NOTES TO FINANCIAL STATEMENTS

(NOTE B) - Summary of Significant Accounting Policies (cont.)

      [3]   Loss per share of common stock:

            Net loss per share of common stock is based on the number of common shares outstanding, excluding forfeitable shares (Note D[5]).

      [4]   Statement of cash flows:

            For purposes of the statement of cash flows, the Company considers all highly liquid cash investments with an original maturity of three months or less to be cash equivalents.

      [5]   Depreciation and amortization:

            Equipment is depreciated over its estimated useful life using the straight-line method. Organization costs are being amortized over their estimated useful life of 5 years.

      [6]   Patent costs:

            Patent costs are stated at cost less amortization over a 10-year period. Due to financial considerations, the Company elected to let one unapproved patent application lapse in 1996. This election resulted in a charge to operations of $95,000 for previously capitalized costs.

      [7]   Stock-based compensation plans:

            In accordance with the provisions of FAS 123, the Company accounts for equity issuances to non-employees under stock-based compensation plans by the fair-value-based method of accounting and for equity issuances to employees by the intrinsic-value-based method (as provided by APB #25) (Note D[4]).

      [8]   Use of estimates:

            The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                    SKYSAT COMMUNICATIONS NETWORK CORPORATION
                          (a development stage company)

                          NOTES TO FINANCIAL STATEMENTS

(NOTE C) - Related Party Transactions

      [1] Research and development expenses include the following payments to related parties in connection with platform development and telecommunications research for the periods indicated:

            January 1, 1995 - December 31, 1995......     $200,000
                                                          ========

            January 1, 1996 - December 31, 1996......     $ 98,958
                                                          ========

            January 1, 1993 - December 31, 1996......     $522,984
                                                          ========

            General and administrative expenses for the period from January 1, 1993 to December 31, 1996 and for the years ended December 31, 1995 and 1996 included $663,250, $277,186 and $208,000, respectively, paid to three officers/stockholders and three director/stockholders.

      [2] The Company had occupied its headquarters on a rent-free basis in the offices of a stockholder from January 1, 1993 through October 31, 1994. The Company has reflected $12,000 and $10,000, the fair value for such space, as a capital contribution during the periods ended December 31, 1993 and December 31, 1994, respectively.

(NOTE D) - Capitalization

      [1]   Class A common stock; Class B common stock:

      The rights of the holders of the Class A common stock and the Class B common stock are substantially identical, except that the holders of the Class A common stock are entitled to one vote per share, and the holders of the Class B common stock are entitled to five votes per share, and each share of Class B common stock is convertible into one share of Class A common stock at any time and automatically converts into one share of Class A common stock in the event of any transfer other than to certain permitted transferees.

      [2]   Preferred stock:

      The Company has authorized the issuance of 5,000,000 shares of preferred stock, par value $0.01 per share (Preferred Stock). The Board of Directors has broad discretion to create one or more series of preferred stock and to determine the rights, preferences and privileges of any such series.

                    SKYSAT COMMUNICATIONS NETWORK CORPORATION
                          (a development stage company)

                          NOTES TO FINANCIAL STATEMENTS

(NOTE D) - Capitalization (cont.)

      [3]   Warrants:

      The Company, in connection with a bridge loan which was repaid from proceeds of the public offering, has outstanding 1,150,000 Class A warrants. Each Class A warrant is exercisable to purchase a Class A common share and a Class B warrant at an exercise price of $7.75. Each Class B warrant will entitle the holder to purchase, at an exercise price of $12.50, one share of Class A common stock. The exercise prices of the warrants are subject to adjustment and the warrants are subject to redemption in certain circumstances. The warrants expire on June 16, 1999. The Company also issued 75,000 Class A warrants to a shareholder as consideration for extending a note payable.

      In addition, in consideration of agreeing to a waiver of certain antidilution rights, a group of stockholders was issued an aggregate of 50,000 Class B Warrants upon completion of the IPO.

      In March 1996 the Company issued unregistered warrants for 2,000,000 Class A common shares in conjunction with a private stock offering (Note D [6]). The warrants are exercisable at $1.00 per share.

      [4]   Stock option plan:

      In April 1994, the Company adopted an Option Plan, pursuant to which incentive stock options, nonqualified stock options and stock appreciation rights to purchase up to 180,000 shares of common stock could be granted to key employees, directors and consultants. This Option Plan was modified in December 1996 to provide for the grant of 1,180,000 options and rights. The Option Plan does not specify a term for options to be granted; to date all options granted have a term of five years. All options vest on the date of grant.

      Prior to the IPO the Company granted nonqualified stock options under the Option Plan to certain Company directors to purchase, at a price of $6.00 per share, an aggregate of 60,000 shares of Class A common stock and an incentive stock option to an officer of the Company to purchase, at a price of $6.00 per share, 10,000 shares of Class A common stock.

      During 1995, the Company granted an aggregate of 13,500 nonqualified stock options under the Option Plan to consultants to the Company at exercise prices of $3.50 and $6.00; during 1996, an aggregate of 54,730 nonqualified options were granted to consultants at exercise prices of $1.00 and $1.25. All options have a term of five years and vest on the date of grant.

                    SKYSAT COMMUNICATIONS NETWORK CORPORATION
                          (a development stage company)

                          NOTES TO FINANCIAL STATEMENTS

(NOTE D) - Capitalization (cont.)

      [4]   Stock option plan (cont.):

      Pro forma information regarding net income and earnings per share is required by Statement of Financial Accounting Standards No. 123 - `Accounting for Stock-Based Compensation' (SFAS #123). Such information has been determined as if the Company had accounted for its employee stock options under the fair value method discussed in that statement. The effect of applying SFAS #123 on the 1996 net loss is not necessarily representative of the effects on reported net income (loss) for future years due to, among other things, (1) the vesting period of the stock options and (2) the fair value of stock options issued in future years. Had compensation cost for the Company's stock options issued to directors, officers and employees been determined based upon the fair value at the grant date consistent with the methodology prescribed under SFAS #123, the Company's net loss for 1996 would have been approximately $3,004,000, or a loss of $1.15 per share.

      In estimating the fair value of options at date of grant, the Company has followed the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yield of 0%, expected volatility of 53%, risk-free interest rate of 6.7% and expected lives of five years.

      A summary of the options issued to directors, officers and employees under the Company's Option Plan as of December 31, 1995 and 1996 and changes during the years ending on those dates follows:

                                           1995                    1996
                                    -------------------   ----------------------
                                               Weighted               Weighted
                                                Average                Average
                                               Exercise               Exercise
                                    Shares       Price    Shares        Price
                                    ------       -----    ------        -----

Outstanding at beginning of year    70,000     $   6.00   70,000     $    6.00
Granted                                  0                42,500     $    1.00
                                    ------               -------
Outstanding at end of year          70,000     $   6.00  112,500     $    4.11
                                    ======               =======

Options exercisable at year end     70,000               112,000

Weighted-average fair value of
  options granted during the year                        $   .44

                    SKYSAT COMMUNICATIONS NETWORK CORPORATION
                          (a development stage company)

                          NOTES TO FINANCIAL STATEMENTS

(NOTE D) - Capitalization (cont.)

      [4]   Stock option plan (cont.):

      The following table summarizes information about stock options outstanding at December 31, 1996:

                                             Options Outstanding
                                ---------------------------------------------
                                                   Weighted          Weighted
                                    Number          Average          Average
                                Outstanding        Remaining         Exercise
Range of Exercise Prices        at 12/31/96          Life             Price
                                -----------          ----             -----

                 $1.00              42,500            5.00            $ 1.00

                 $6.00              70,000            2.25            $ 6.00

      [5]   Initial public offering:

      The Company received net proceeds of approximately $6,090,000 from the IPO and the related overallotment option in June 1994. Approximately $2,450,000 of the proceeds was utilized to retire loans payable.

      The Company's public unit offering of 1,100,000 units at $6.00 per unit, consisted of 1,100,000 shares of Class A common stock, 1,100,000 Redeemable Class A warrants, and 1,100,000 Redeemable Class B warrants (Note D[3]).

      The underwriter of the IPO purchased, for $110, an option to purchase 110,000 units at an exercise price of $8.40 per unit. The option expires on June 16, 1999.

      In connection with the IPO, certain stockholders agreed to restrictions on 127,875 shares of Class A common stock and 872,125 shares of Class B common stock (approximately 50% of the outstanding shares prior to the offering) whereby those shares will be transferred to the Company for no consideration if future earnings thresholds and stock prices described below are not achieved. When, and if, the share restrictions are released, the Company will incur an expense based on the fair market value of these shares at the time the restrictions lapse. This expense will not be tax deductible to the Company.

      The restrictions on the shares are to be released if the Company meets any of the following earnings levels (defined as income before income taxes, extraordinary items or any charge related to the release of shares):

                    SKYSAT COMMUNICATIONS NETWORK CORP0RATION
                          (a development stage company)

                          NOTES TO FINANCIAL STATEMENTS

(NOTE D) - Capitalization (cont.)

      [6]   Capital stock transactions:

                          Fiscal Year Ending                Earnings
                             December 31,                    Level
                             ------------                    -----

          1997.......................................    $  5,000,000

          1998.......................................      15,000,000

or if either the closing bid price of the Class A common stock averages in excess of $18.75 per share for 30 consecutive days in the 18-month period commencing 18 months from the effective date, or in excess of $24 per share for 30 consecutive days in the 18-month period commencing 36 months from the effective date of the IPO. If none of the conditions are fulfilled by March 31, 1999, such shares will be contributed to the Company's capital and canceled.

      In March 1996 Palomar Medical Technologies, Inc., a publicly-owned company which manufactures and markets medical laser systems, purchased from the Company 500,000 unregistered shares of Class A common stock and unregistered warrants for an additional 2,000,000 shares for a total of $1,000,000.

      In November 1996 the former president of the Company surrenndered 667,750 shares of Class B common stock in return for certain fixed assets with a net book value of $4,580 plus payment of attorney fees of $5,000. This stock has been recorded at a cost of $9,580 and is being held as treasury shares.

                   SKYSAT COMMUNICATIONS NETWORK CORPORATION
                         (a development stage company)

                         NOTES TO FINANCIAL STATEMENTS

(NOTE E) - Income Taxes

      The components of the Company's net deferred tax assets are as follows:

                                                                      For the
                                                                    Period from
                                                                     Commence-
                                                                       ment of
                                                                     Operations
                                                                    (January 1,
                                        Year Ended     Year Ended     1993) to
                                         December       December      December
                                         31, 1995       31, 1996      31, 1996
                                        ----------     ----------   ------------

Research & development tax credits $ 65,000 $ 201,000 $ 399,000 Deferred research & development costs
  for tax purposes                        310,000         638,000     1,544,000
Deferred start-up costs for tax
  purposes                                226,000         305,000       834,000
                                        ---------------------------------------
                                          601,000       1,144,000     2,777,000
Less: valuation allowance                 601,000       1,144,000     2,777,000
                                        ---------------------------------------
                                               $0              $0            $0
                                        =======================================

      Deferred research and development costs will be deductible when the Company commences operations. Deferred start-up costs will be amortized for tax purposes upon commencement of operations over a period of five years.

      The Company's benefits for income taxes in the years 1995 and 1996 were different from the amounts computed by applying the statutory federal income tax rate to loss before taxes because the Company has provided a 100% valuation allowance of such asset since the likelihood of realization cannot be determined.

                    SKYSAT COMMUNICATIONS NETWORK CORPORATION
                          (a development stage company)

                          NOTES TO FINANCIAL STATEMENTS

(NOTE E) - Income Taxes (cont.)

      The amount available to reduce future taxable income of the Company is subject to certain limitations. The IPO, as discussed in Note D above, caused such limitations to apply.

(NOTE F) - Jet Propulsion Laboratory Task Plan and Caltech License

      The company has entered into an agreement (the "Task Plan") under which the Jet Propulsion Laboratory ("JPL") will develop a preliminary design of the Skysat System and determine its technical feasibility.

      Under the agreement, the Company paid JPL $331,000 in 1995 for development work. The Company is charging research and development expense as JPL utilizes the funds. JPL commenced its work with respect to the first phase of the contract in April 1994 and completed it in early 1996. In addition, during 1996 JPL was tasked by the Company to do research work on telecommunications payload development with regard to conventionally-powered and microwave-powered platforms; the Company paid JPL $50,000 in 1996 for this research which will continue in 1997.

      JPL is an operating division of California Institute of Technology ("Caltech") which operates JPL under a contract from NASA, pursuant to which Caltech has the right to elect to retain title to certain inventions conceived or first actually reduced to practice during the course of the research and development activities described in the Task Plan. The Company has entered into a "Patent License Option Agreement" with Caltech (the "Caltech License") under which the Company received certain rights in such inventions. Specifically, pursuant to the terms of the Caltech License, Caltech shall own any invention conceived or first reduced to practice by Caltech and the Company agrees to assign to Caltech all of the Company's rights in and to any invention jointly conceived. Caltech grants to the Company (1) an irrevocable, royalty-free, non-exclusive, worldwide license under all of Caltech's intellectual property rights in all Subject Inventions (as defined in the Caltech License), and (2) an option to acquire an exclusive, worldwide license to those Inventions owned. The exclusive license shall be royalty bearing (at the rate of 2%) with respect to certain Inventions and royalty-free with respect to others.

(NOTE G) - Construction Agreement with B & R Designs, Inc.

      In July, 1994 the Company entered into an agreement with B&R Designs, Inc. ("B&R Designs") pursuant to which B & R Designs was to assist in the development of the

                    SKYSAT COMMUNICATIONS NETWORK CORPORATION
                          (a development stage company)

                          NOTES TO FINANCIAL STATEMENTS

(NOTE G) - Construction Agreement with B & R Designs, Inc. (cont.)

Platform for the microwave system. Due to disagreements and cost overruns, work under this agreement was scaled back and ultimately suspended entirely during 1995. The Company and B & R Designs settled the amount payable under this contract in March 1997 at $20,000 plus 30,000 shares of the Company's Class A common stock. In return, B & R Designs will provide the Company with a comprehensive report detailing the research and development done at B & R Designs.

      In addition, B & R Designs was granted full rights to the equipment that had been constructed under the agreement. Previously capitalized expenditures incurred with respect to the construction of this equipment totalling $1,353,945 were charged to operations during 1996. The Company retains all rights relating to the research and development efforts made while the construction agreement was in effect.

(NOTE H) - Joint Venture Agreement with Cambridge Research Associates

      In January 1995, at the request of Cambridge Research Associates ("Cambridge"), a subcontractor of the Company, the Company made a loan to an unaffiliated third party in the amount of $711,747 (the "Cambridge Loan"). In March 1995, Cambridge assumed liability for the Cambridge Loan and repaid $275,000 of the loan. The balance was repaid in full with interest on April 5, 1995. In addition, pursuant to an understanding between the Company and Cambridge, the Company was reimbursed for expenses incurred during 1994 in connection with business development and travel in the amount of $300,000.

      The Cambridge Loan was made in connection with a then-pending joint venture agreement between the Company and Cambridge which was signed on May 1, 1995 ("the Cambridge Joint Venture"). Under the Cambridge Joint Venture, the Company and Cambridge will develop an unmanned aircraft vehicle for commercial use in areas of communications, remote sensing and geo-information exploitation. Cambridge initially contributed to the joint venture, under which the Company and Cambridge are equal partners, a third-party contract whose potential gross proceeds of up to $32 million dollars would be used toward the implementation of such a program. In March 1996, the Company received notice that the third party contract was terminated.

      During 1995, the Company was reimbursed $311,700 for research and development and business development expenses under the Cambridge Joint Venture.

                    SKYSAT COMMUNICATIONS NETWORK CORPORATION
                          (a development stage company)

                          NOTES TO FINANCIAL STATEMENTS

(NOTE I ) - Co-operative Agreement with Av-Intel, Inc.

      In March 1996 the Company entered into a co-operative agreement with Av-Intel Inc. ("Av-Intel"), a research and development company based in Ottawa, Canada, which has developed lighter-than-air technology (stratospheric satellite vehicles) ("SSV's") that could be applied to airborne platforms. The Company and Av-Intel are working together to verify and test the viability and cost-effectiveness of the SSV as a communications platform. Under the agreement, the Company and Av-Intel will develop a comprehensive design leading to a telecommunications production prototype.

      The Company and Av-Intel subsequently modified the Co-operative Agreement to provide for a monthly fee of $38,000 to Av-Intel in return for a royalty of 3% of the gross revenues of any exploitation of Av-Intel's technology; this modification will remain in effect until a definitive joint venture agreement is signed. The Company and Av-Intel are currently negotiating the terms of such an agreement.

      Research and development costs charged to operations under the Co-operative Agreement and its modification totalled $480,815 durimg 1996.

(NOTE J) - Commitments and Contingencies

      [1]   Employment agreements:

      Effective April 1994, the Company entered into three-year employment agreements with four of its principal officers providing for aggregate salaries of $420,000 which are subject to automatic annual renewal. Each contract is subject to annual cost of living increases and bonuses based under certain circumstances.

      The Company's President resigned effective February 29, 1996, and his employment agreement was terminated upon his resignation. Effective March 1, 1996, the Chairman was appointed as President and Chief Operating Officer. The new aggregate salary commitments for 1997 and 1998 are $310,000 per year.

      [2]   Sublease:

      In November 1994, the Company entered into an operating sublease for its office which expires in November 1997; the Company has exercised its option to renew for one additional year. Minimum annual lease payments required at December 31, 1996 are as follows:

            1997                $63,000
            1998                 56,000

                    SKYSAT COMMUNICATIONS NETWORK CORPORATION
                          (a development stage company)

                          NOTES TO FINANCIAL STATEMENTS

(NOTE J) - Commitments and Contingencies (cont.)

      [2]   Sublease (cont.):

      Rent expense under the lease for the years ended December 31, 1995 and 1996 was $58,000 and $63,000, respectively.

      [3]   Consulting agreements:

      In August 1996 The Company retained a consultant for the period of one year to act as Technical Advisor regarding avionics and other matters as agreed. The consultant is to be paid an hourly rate in the form of stock options plus expenses. Options earned through December 31, 1996 totalled 13,230 (Note D[4]).

      In September 1996 the Company retained a consultant to assist in locating possible government funding for airship business opportunities. The agreement is for one year at a monthly rate of $10,000; in addition, the consultant is to receive 25,000 warrants for common shares exercisable for five years at $1.00 per share.

      [4]   Legal proceedings:

      The Company was sued on December 4, 1995 by a plaintiff claiming that the Company and two of its officers wrongfully excluded the plaintiff from participating in the Company upon its formation. The Company is currently in settlement negotiations with opposing counsel.

(NOTE K) - Subsequent Events

      In February 1997, the Company commenced selling, in a private placement, shares of Class A common stock. Through April 1, 1997, 870,000 Class A common shares have been subscribed to at $.50 per share for a total of $435,000; two officers of the Company participated in this private placement. For each share of stock to be issued, each purchaser also will receive two warrants to purchase Class A common shares; these warrants will be exercisable at $1.00 and $1.50, respectively.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       SKYSAT COMMUNICATIONS NETWORK CORPORATION

                                       By: /s/ Martin D. Fife
                                          --------------------------------------
                                       Martin D. Fife
                                       Chairman of the Board,
                                       Chief Executive Officer,
                                       President, Chief Financial Officer, and
                                       Chief Operating Officer

      In accordance with the Exchange Act, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

            Signature                         Title                   Date
            ---------                         -----                   ----

 /s/ Martin D. Fife                 Chairman of the Board of      April 14, 1997
---------------------------         Directors, Chief Executive
Martin D. Fife                      Officer, President, Chief
                                    Financial Officer, Chief
                                    Operating Officer, Treasurer
                                    and Director (Principal
                                    Executive and Financial and
                                    Accounting Officer)

 /s/ Buster Glosson                 Vice Chairman of the Board    April 14, 1997
---------------------------         of Directors and Director
Buster Glosson

 /s/ Walter J. Burmeister           Director                      April 14, 1997
---------------------------
Walter J. Burmeister

 /s/ Burton I. Edelson              Director                      April 14, 1997
---------------------------
Burton I. Edelson

 /s/ Coy Eklund                     Director                      April 14, 1997
---------------------------
Coy Eklund

                    SKYSAT COMMUNICATIONS NETWORK CORPORATION

                                Index to Exhibits

Exhibit No.  Description
-----------  -----------

3.1          Amended and Restated Certificate of Incorporation of the Company.
             (1)
3.2          By-Laws of the Company.(1)
4.1 Form of Warrant Agreement among the Company, the Underwriter and American Stock Transfer and Trust Company, including forms of Class A and Class B Warrant Certificates.(1)
4.2 Form of Stock Restriction Agreement among the Company, the Class B Stockholders and the Underwriters.(1)
4.3          Form of Specimen Class A Common Stock Certificate.(1)
4.4          Form of Specimen Class B Common Stock Certificate.(1)
10.1         1994 Stock Option Plan of the Company.(1)(3)
10.2 Form of Indemnification Agreement to be entered into between the Company and each officer and director of the Company.(1)
10.3 Patent License Option Agreement, dated December 29, 1993, between California Institute of Technology ("Caltech") and the Company.(1)
10.4 Jet Propulsion Laboratory (JPL) Task Plan No. 80-3742, (the "Task Plan") including an amendment thereto dated February 15, 1994, between Caltech and the Company.(1)
10.5         Letter Revision to JPL Task Plan No. 80-3742, dated September 19,
             1994.(1)
10.6 Revision C to the Task Plan dated May 25, 1995. Letter Revisions to the Task Plan dated December 14, 1995. (1)
10.7 Letter Revisions to the Task Plan dated May 1, 1996 and December 10, 1996. (2)
10.8         Employment Agreement between the Company and Eddy W.
             Friedfeld.(1)(3)
10.9         Employment Agreement between the Company and Martin D. Fife (1)(3)
10.10        Employment Agreement between the Company and Anthony J.
             Asterita.(1)(3)
10.11        Stock Option Agreement between the Company and Walter J.
             Burmeister.(1)(3)
10.12        Stock Option Agreement between the Company and Coy Eklund.(1)(3)
10.13        Stock Option Agreement between the Company and Burton I.
             Edelson.(1)(3)
10.14        Stock Option Agreement between the Company and Anthony J.
             Asterita.(1)(3)
10.15        Stock Option Agreement between the Company and Martin D. Fife.
             (2)(3)
10.16        Stock Option Agreement between the Company and Walter J. Burmeister
             (2)(3)
10.17 Consulting Agreement, dated August 1, 1996, between the Company and Thomas J. Kornell (2)
10.18 Consulting Agreement, dated September 1, 1997, between the Company and Siscorp, Inc. (2)
10.19 Patent Assignment, dated December 28, 1993, by Howard A. Foote to the Company.(1)
10.20 Agreement dated July 13, 1994 between the Company and B & R Designs, Inc. (1)
10.21        Settlement Agreement between the Company and B&R Designs, Inc. (2)
10.22        Sublease Agreement dated November 8, 1994 between the Company and
             Cleary

             Gotlieb Steen & Hamilton. (1)
10.23        Joint Venture Agreement between the Company and Cambridge Research
             Associates, dated May 1, 1995.(1)
11           Statement re Computation of Earnings per Share.(2)

(1) Incorporated by reference to the corresponding exhibit number of the Registration Statement on Form SB- 2 (Registration No. 33-76218) filed on March 10, 1994 and declared effective on June 16, 1994 and the Forms 10-KSB filed on April 13, 1995, and April 14, 1996.
(2) Filed herewith.
(3) Constitutes a management contract or compensatory plan or arrangement.