Form 10QSB
period 1997-03-31
SKYSAT COMMUNICATIONS NETWORK CORP
filed 1997-05-20
CIK 919374

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
--------------------------------------------------------------------------------
                                   FORM 10-QSB

                Quarterly Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
              ----------------------------------------------------

                        For Quarter Ended: March 31, 1997

                           Commission File No. 0-24034

                    SKYSAT COMMUNICATIONS NETWORK CORPORATION
          ------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

          Delaware                                          13-3722117
          ------------------------------------------------------------
        (State of Incorporation)     (I.R.S. Employer Identification No.)

                        405 Lexington Avenue, 33rd floor
                            New York, New York 10174
          ------------------------------------------------------------
                     (Address of Principal Executive Office)
                                   (Zip Code)

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

                              Yes |X|       No |_|

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                                 March 31, 1997
                                 --------------

                  Class A Common Stock                2,271,883
                  Class B Common Stock                  855,367

Transitional Small Business Disclosure Format (check one):

                              Yes |_|       No |X|

                         PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

                    SKYSAT COMMUNICATIONS NETWORK CORPORATION
                          (a development stage company)

                    Condensed Balance Sheet at March 31, 1997
                                   (unaudited)

                                     ASSETS
                                     ------
Current Assets:
      Cash and cash equivalents                                                         100,153
      Prepaid research and development costs (Note F)                                     3,492
      Prepaid expenses & other current assets                                            26,830
                                                                                     ----------
           Total current assets                                                         130,475

Equipment, at cost (net of $1,782 accumulated depreciation)                               3,028
Patent costs (net of $11,175 accumulated depreciation)                                   87,444
Other                                                                                    11,425
                                                                                     ----------
           TOTAL                                                                        232,372
                                                                                     ==========

                                   LIABILITIES
                                   -----------
Current Liabilities:
      Accrued expenses                                                                  172,598
                                                                                     ----------

Contract settlement due after one year (Note H)                                          15,000
                                                                                     ----------

                              STOCKHOLDERS' EQUITY
                              --------------------
                             (Notes B, C, D E and H)

Preferred stock, par value $0.01 per share, 5,000,000 shares authorized, none issued
Class B common stock, par value $0.001 per share, 2,000,000 shares authorized; 1,523,117 shares issued, including
      872,125 forfeitable shares and 667,750 treasury shares                              1,523
Class A common stock, par value $0.001 per share, 18,000,000 shares authorized,
      2,271,883 shares issued and outstanding, including 127,875 forfeitable shares       2,272
Capital in excess of par value                                                        7,443,671
Deficit accumulated during the development stage                                     (7,833,425)
                                                                                     ----------
           Sub-total                                                                   (385,959)
 Add: stock to be issued in settlement of contract (Note H)                              25,313
      stock subscribed and paid, not yet issued (Note C)                                415,000
Less:  667,750 Class B shares held in the Treasury, at cost (Note D[3])                  (9,580)
                                                                                     ----------
           Total stockholders' equity                                                    44,774
                                                                                     ----------
           TOTAL                                                                        232,372
                                                                                     ==========

                  See notes to condensed financial statements.

                    SKYSAT COMMUNICATIONS NETWORK CORPORATION
                          (a development stage company)

                       Condensed Statements of Operations
                                   (unaudited)


                                                                                                For the
                                                                                              Period from
                                                                                              Commencement
                                                             For the Three Months Ended      of Operations
                                                                      March 31,               (January 1,
                                                           ------------------------------       1993) to
                                                              1996              1997         March 31, 1997
                                                              ----              ----         --------------
Operating Expenses:
      Research and development expenses (Note D[1])            90,112            208,452          5,148,359
      General and administrative expenses (Note D)            169,442            202,775          2,386,903
                                                           ------------------------------------------------
      Total operating expenses                                259,553            411,227          7,535,263
                                                           ------------------------------------------------
Loss from Operations                                         (259,553)          (411,227)        (7,535,263)
                                                           ------------------------------------------------
Financing Costs (Income):
      Interest (income)                                        (6,597)                             (145,405)
      Interest expense                                                                               83,317
      Amortization of deferred financing costs                                                      299,000
      Amortization of debt discount                                                                  61,250
                                                           ------------------------------------------------
      Total financing costs (income)                           (6,597)                 0            298,162
                                                           ------------------------------------------------
NET LOSS                                                     (252,956)          (411,227)        (7,833,425)
                                                           ================================================
Net loss per share of common stock                         $    (0.11)        $    (0.19)        $    (4.13)
                                                           ================================================
Weighted average number of common shares
and common share equivalents outstanding                    2,369,396          2,127,250          1,897,942
                                                           ================================================


      See notes to condensed financial statements.

                    SKYSAT COMMUNICATIONS NETWORK CORPORATION
                          (a development stage company)

                       Condensed Statements of Cash Flows
                                   (unaudited)


                                                                                                             For the
                                                                                                           Period from
                                                                                                          Commencement
                                                                      For the Three Months Ended          of Operations
                                                                               March 31,                    (January 1,
                                                                      --------------------------              1993) to
                                                                         1996             1997            March 31, 1997
                                                                      ----------       ----------         --------------
Cash flows from operating activities:
      Net loss                                                         (252,956)        (411,228)          (7,833,425)
      Adjustments to reconcile net loss to net cash
         used in operating activities:
          Depreciation and amortization                                   3,575            3,165               27,237
          Write off of fixed assets                                                                         1,353,945
          Write off of patents                                                                                 95,000
          Stock to be issued in settlement of contract                                                         25,313
          Rent recorded as capital contribution                                                                22,000
          Amortization of debt issuance costs                                                                 360,250
          Changes in operating assets and liabilities:
               Organization costs                                                                             (12,000)
               Prepaid expenses                                          40,086           61,108               (3,419)
               Accounts payable and other liabilities                     6,374           10,722              187,600
                                                                      -----------------------------------------------
          Net cash (used in) operating activities                      (202,921)        (336,233)          (5,777,499)
                                                                      -----------------------------------------------
Cash flows from investing activities:
      Purchase of fixed assets                                                                             (1,367,414)
      Patent costs                                                       (1,526)                             (193,620)
      Deposits                                                                                                 (9,625)
                                                                      -----------------------------------------------
          Net cash (used in) investing activities                        (1,526)               0           (1,570,659)
                                                                      -----------------------------------------------
Cash flows from financing activities:
      Proceeds from notes payable                                                                           2,151,000
      Repayment of notes payable                                                                           (2,450,000)
      Net proceeds from sale of  common stock                           991,547          415,000            7,752,311
      Purchase of treasury stock                                                                               (5,000)
                                                                      -----------------------------------------------
          Net cash provided by financing activities                     991,547          415,000            7,448,311
                                                                      -----------------------------------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                    787,100           78,767              100,153
Cash and cash equivalents - beginning of period                         259,868           21,386
                                                                      -----------------------------------------------
CASH AND CASH EQUIVALENTS - END OF PERIOD                             1,046,968          100,153              100,153
                                                                      ===============================================
Supplemental disclosures of cash flow information
      Taxes paid                                                          9,503            8,472               46,846
      Interest paid                                                                                            83,317
      Fixed assets exchanged for treasury stock
Supplemental disclosures of non-cash financing activities:
      Warrants issued                                                                                          61,250


               See notes to condensed financial statements.

                    SKYSAT COMMUNICATIONS NETWORK CORPORATION
                          (a development stage company)

                          NOTES TO FINANCIAL STATEMENTS

NOTE A - Basis of Presentation

         The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1997, are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Registrant Company annual report on Form 10-KSB for the year ended December 31, 1996.

NOTE B - The Company

         Skysat Communications Network Corporation (the "Company") is a development stage company incorporated in Delaware in July 1992. The Company is engaged in the research and development of a high altitude unmanned aircraft system (the "Skysat System" or the "System") for commercial application in the telecommunications industry.

         The Company has incurred significant losses to date and anticipates substantial additional losses before completion of Phase I of the Skysat System. There is no assurance that necessary financing will be available for completion of Phase I or that the Company will be in a position to proceed with Phase II. As of May 15, 1997, the Company has nominal operating capital. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The Company is currently seeking additional financing or other arrangements to complete its planned activities. The accompanying financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary if the Company is unable to continue as a going concern.

NOTE C - Sale of Common Stock

         In February 1997 the Company commenced selling, in a private placement, unregistered shares of Class A common stock. Through March 31, 1997, 830,000 Class A common shares had been subscribed to at $.50 per share for a total of

                    SKYSAT COMMUNICATIONS NETWORK CORPORATION
                          (a development stage company)

                          NOTES TO FINANCIAL STATEMENTS

NOTE C - Sale of Common Stock (cont.)

$415,000 (930,000 shares for a total of $465,000 through May 15, 1997); two officers of the Company participated in this private placement. For each share of stock issued, each purchaser also will receive two warrants to purchase Class A common shares; the warrants will be exercisable at $1.00 and $1.50, respectively. After this transaction, the Company will have 4,057,250 shares outstanding.

NOTE D - Related Party Transactions

         [1] Research and development expense includes the following payments to related parties for the periods indicated:

               January 1, 1996 - March 31, 1996 ...........$  40,833
                                                           =========
               January 1, 1997 - March 31, 1997 ...........$  22,500
                                                           =========
               January 1, 1993 - March 31, 1997 ...........$ 545,484
                                                           =========

               General and Administrative expenses for the three-month periods ended March 31, 1996 and March 31, 1997, and for the period from January 1, 1993 through March 31, 1997 includes $55,000, $55,000 and $718,250, respectively, paid to three officers/stockholders and three director/stockholders.

         [2] The Company had occupied its headquarters on a rent-free basis in the offices of a stockholder from January 1, 1993 through October 31, 1994. The Company has reflected $22,000, the fair value for such space, as a capital contribution for the period from January 1, 1993 through September 30, 1996.

         [3] In November 1996 the former president of the Company surrendered 667,750 shares of Class B common stock in return for certain fixed assets with a net book value of $4,580 plus payment of attorney fees of $5,000. This stock has been recorded at a cost of $9,580 and is being held as treasury shares.

                    SKYSAT COMMUNICATIONS NETWORK CORPORATION
                          (a development stage company)

                          NOTES TO FINANCIAL STATEMENTS

NOTE E - Stock Option Plan

         Through December 31, 1996, the Company had granted incentive stock options under the Stock Option Plan to certain Company directors, officers and employees to purchase, at $6.00 per share, an aggregate of 70,000 shares and to purchase, at $1.00 per share, an aggregate of 42,500 shares of Class A common stock. During 1995 and 1996, the Company also granted an aggregate of 13,500 and 54,730 nonqualified options, respectively, to consultants to the Company at exercise prices ranging from $1.00 to $6.00 per share.

         During the three-month period ended March 31, 1997, the Company granted 8,340 nonqualified stock options exercisable at $1.00 per share to a consultant to the Company.

NOTE F - Jet Propulsion Laboratory Agreement

         The Company has entered into an agreement (the "JPL Agreement") under which the Jet Propulsion Laboratory ("JPL") has developed a preliminary design of the Skysat System and determined its technical feasibility.

         Under the JPL Agreement, the Company paid JPL $2,493,000 through March 31, 1997, for development work. The Company is charging research and development expense as JPL utilizes the funds. JPL commenced its work with respect to the initial contract in April 1994 and substantially completed it in 1996. In addition, during 1996 JPL was tasked by the Company to do research work on telecommunications payload development with regard to conventionally-powered and mocriwave-powered platforms; the Company paid JPL $50,000 in 1996 for this research which was substantially completed in early 1997.

NOTE G - Av-Intel Inc. Agreement

         In April 1996 the Company entered into an agreement with Av-Intel Inc. ("Av-Intel"), a research and development company based in Ottawa, Canada, which has developed lighter-than-air technology (stratospheric satellite vehicles) ("SSV's") that could be applied to airborne platforms. The agreement provides that Skysat and Av-Intel will work together to test the viability and cost-effectiveness of the SSV. In conjunction with this agreement, the Company incurred research and development expenses of $130,357 in the three- month period ended March 31, 1997.

                    SKYSAT COMMUNICATIONS NETWORK CORPORATION
                          (a development stage company)

                          NOTES TO FINANCIAL STATEMENTS

NOTE H - Settlement of Construction Agreement with B & R Designs, Inc.

         In March 1997 the Company and B & R Designs, Inc. settled the amount payable under a construction contract at $20,000 plus 30,000 shares of the Company's Class A common stock upon receipt by the Company of a comprehensive report detailing the research and development done at B & R Designs. The Company has not yet received such a report.

ITEM 2.   MAGEMENT'S DISCUSSION AND
          ANALYSIS OR PLAN OF OPERATIONS

(A)       Management's Discussion and Analysis of
          Financial Condition and Results of Operations:

Safe Harbor Statements:

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

Results of Operations:

         The Company is a development stage company. Since its inception in July 1992, the Company's efforts have been principally devoted to research and development of the Skysat System and raising capital; the Company has sustained losses of $7,833,425 of which $252,956 and $411,227 were incurred during the three-month periods ended March 31, 1996 and 1997, respectively. These losses have resulted from expenditures specifically in connection with an increased level of effort under the JPL Agreement (discussed below) which commenced during 1994, the construction and development of a conventional engine-powered prototype aircraft (the "Platform"), commencement of the development of the flight management system related to the Skysat System and general and administrative activities, including legal and professional activities relating thereto and salaries to officers and employees which are continuing to date. Research and development expenses have aggregated $5,148,359 since inception, of which $90,112 and $208,452 were incurred during the three-month periods ended March 31, l996 and l997, respectively.

         The Company's research and development agreement (the "JPL Agreement") with the Jet Propulsion Laboratory ("JPL"), an operating division of the California Institute of Technology which operates JPL under contract from NASA, commenced in April 1994. JPL incurred expenses aggregating $53,218 during the three-month period ended March 31, 1997.

         General and administrative expenses were $2,386,903 since the Company's inception in July 1992, of which $169,442 and $202,775 were expended during the three-month periods ended March 31, 1996 and 1997, respectively.

         The Company's research and development and general and administrative expenses will be substantial in the forseeable future, including substantial expenses for the payment of salaries, consulting fees and expenses, the development and construction of the Platform and other related vehicles and the development of the flight management system and other related activities.

         In April 1996, the Company entered into an agreement with Av-Intel, Inc. ("Av-Intel"), a research and development company which has developed lighter-than-air technology that could be applied to airborne platforms with a capability to fly at 70,000 feet altitude for periods of several months (the "Av-Intel Agreement"). These "stratospheric satellite vehicles" ("SSV's") have certain characteristics that would make them effective as communications platforms. Skysat and Av-Intel have worked together since the inception of the agreement to verify the viability and cost-effectivemess of the SSV. Under the Av-Intel Agreement, the Company and Av-Intel will develop a comprehensive design leading to a telecommunications prototype.

         The Av-Intel Agreement expires in June 1997. The Company will use its best efforts to extend the agreement.

Liquidity and Capital Resources:

         The Company has had no revenue and has incurred a cumulative loss through March 31, 1997 of $7,833,425. The Company currently does not have the necessary liquidity and capital resources to sustain planned operations for the one year period following March 31, 1997 unless it obtains additional financing. The Company raised $435,000 from a private placement in early 1997 and expects to raise an additional $200,000 during May 1997. There can be no assurances as to the availability or terms of such additional financing. At May 15, 1997, the Company has nominal operating capital. In the event that the Company fails to raise the funds it requires, it may be necessary for the Company to cease operations or severely limit growth.

(B)      Plan of Operation:

         During the one-year period following March 31, 1997, the Company intends to continue to conduct significant additional research, development and testing activities in connection with the development of the Skysat System, including the completion of, and/or the acquisition and testing of, a platform, and the exploration of the technical and economic feasibility and viability of additional and alternative aerial vehicles, which, together with other general and administrative expenses, are expected to result in substantially higher operating losses. The Company does not expect to generate any revenues until such time as the Skysat System becomes commercially available, which cannot occur until it has, among other things, obtained substantial additional funds and completed development of the Skysat System.

                    SKYSAT COMMUNICATIONS NETWORK CORPORATION

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: May 20, 1997                              By: /s/ Martin D.  Fife
                                                    -------------------
                                                        Martin D. Fife,
                                                        Chief Executive Officer


Date: May 20, 1997                              By: /s/ Martin D. Fife
                                                    -------------------
                                                        Martin D. Fife,
                                                        Chief Financial Officer