Form 10QSB
period 1997-06-30
SKYSAT COMMUNICATIONS NETWORK CORP
filed 1997-08-19
CIK 919374

                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

__________________________________________________________________________

                              FORM 10-QSB

          Quarterly Report Under Section 13 or 15(d) of the

                    Securities Exchange Act of 1934
         ____________________________________________________

                    For Quarter Ended: June 30, 1997

                      Commission File No. 0-24034

                SKYSAT COMMUNICATIONS NETWORK CORPORATION
     _________________________________________________________________

     (Exact name of small business issuer as specified in its charter)

          Delaware                           13-3722117
     _________________________________________________________________

    (State of Incorporation)       (I.R.S. Employer Identification No.)

                     405 Lexington Avenue, 33rd floor
                          New York, New York 10174
           ________________________________________________________

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

                    Yes  X         No
                        ---           ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                           June 30, 1997
                           -------------

          Class A Common Stock           3,253,550
          Class B Common Stock             855,367

Transitional Small Business Disclosure Format (check one):

                    Yes            No  X
                        ---           ---

                         PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                   SKYSAT COMMUNICATIONS NETWORK CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                    CONDENSED BALANCE SHEET AT JUNE 30, 1997
                                  (UNAUDITED)

                                           ASSETS
Current Assets:
  Cash and cash equivalents......................................................        178
  Prepaid expenses & other current assets........................................     14,307
                                                                                   ---------
    Total current assets.........................................................     14,485

Equipment, at cost (net of $1,947 accumulated depreciation)......................      2,863
Patent costs (net of $13,575 accumulated depreciation)...........................     85,044
Other............................................................................     10,825
                                                                                   ---------
    TOTAL........................................................................    113,217
                                                                                   ---------
                                                                                   ---------
                                        LIABILITIES
Current Liabilities:
  Accrued expenses...............................................................    221,404
  Accrued salaries...............................................................     66,441
  Loans payable--stockholders....................................................     43,000
                                                                                   ---------
    Total current liabilities....................................................    330,845
                                                                                   ---------
Contract settlement due after one year (Note I)..................................     15,000
                                                                                   ---------
                             STOCKHOLDERS' EQUITY (DEFICIENCY)
                                (Notes B, C, D, E, F and I)
Preferred stock, par value $0.01 per share, 5,000,000 shares authorized, none issued
Class B common stock, par value $0.001 per share, 2,000,000 shares authorized;
  1,523,117 shares issued, including 872,125 forfeitable shares and 667,750
  treasury shares................................................................      1,523
Class A common stock, par value $0.001 per share, 18,000,000 shares authorized,
  3,253,550 shares issued and outstanding, including 127,875 forfeitable
  shares.........................................................................      3,254
Capital in excess of par value...................................................  7,933,523
Deficit accumulated during the development stage................................. (8,228,108)
                                                                                   ---------
    Sub-total....................................................................   (289,809)
Add: stock to be issued in settlement of contract (Note I).......................     25,313
    stock to be issued to employees for deferral of salaries (Note D)............     41,449
Less: 667,750 Class B shares held in the Treasury, at cost (Note E[3])...........     (9,580)
                                                                                   ---------
    Total stockholders' equity (deficiency).....................................    (232,627)
                                                                                   ---------
    TOTAL........................................................................    113,217
                                                                                   ---------
                                                                                   ---------

                  See notes to condensed financial statements.

                   SKYSAT COMMUNICATIONS NETWORK CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                       CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                                             FOR THE
                                                                                           PERIOD FROM
                                                                                           COMMENCEMENT
                                  FOR THE THREE MONTHS ENDED   FOR THE SIX MONTHS ENDED   OF OPERATIONS
                                           JUNE 30,                    JUNE 30,            (JANUARY 1,
                                  --------------------------  --------------------------     1993) TO
                                      1996          1997          1996          1997      JUNE 30, 1997
                                  ------------  ------------  ------------  ------------  --------------
Operating Expenses:
  Research and development
    expenses (Note E[1])........       61,833       141,587       151,945       350,039       5,289,946
  General and administrative
    expenses (Note E)...........      170,837       253,097       340,279       455,872       2,640,000
                                  ------------  ------------  ------------  ------------  --------------
  Total operating expenses......      232,670       394,684       492,224       805,911       7,929,946
                                  ------------  ------------  ------------  ------------  --------------
Loss from Operations............     (232,670)     (394,684)     (492,224)     (805,911)     (7,929,946)
                                  ------------  ------------  ------------  ------------  --------------
Financing Costs (Income):
  Interest (income).............      (10,095)                    (16,692)                     (145,405)
  Interest expense..............                                                                 83,317
  Amortization of deferred
    financing costs.............                                                                299,000
  Amortization of debt
    discount....................                                                                 61,250
                                  ------------  ------------  ------------  ------------  --------------
  Total financing costs
    (income)....................      (10,095)            0       (16,692)            0         298,162
                                  ------------  ------------  ------------  ------------  --------------
NET LOSS........................     (222,575)     (394,684)     (475,532)     (805,911)     (8,228,108)
                                  ------------  ------------  ------------  ------------  --------------
                                  ------------  ------------  ------------  ------------  --------------
Net loss per share of common
  stock.........................   $    (0.08)   $    (0.15)   $    (0.19)   $    (0.34)   $      (4.25)
                                  ------------  ------------  ------------  ------------  --------------
                                  ------------  ------------  ------------  ------------  --------------
Weighted average number of
  common shares and common share
  equivalents outstanding.......    2,765,000     2,558,752     2,567,198     2,344,193       1,934,786
                                  ------------  ------------  ------------  ------------  --------------
                                  ------------  ------------  ------------  ------------  --------------

                  See notes to condensed financial statements.

                   SKYSAT COMMUNICATIONS NETWORK CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                                             FOR THE
                                                                                                           PERIOD FROM
                                                                                                           COMMENCEMENT
                                                            THREE MONTHS ENDED       SIX MONTHS ENDED     OF OPERATIONS
                                                                 JUNE 30,                JUNE 30,          (JANUARY 1,
                                                          ----------------------  ----------------------     1993) TO
                                                             1996        1997        1996        1997     JUNE 30, 1997
                                                          ----------  ----------  ----------  ----------  --------------
Cash flows from operating activities:
  Net loss..............................................    (222,576)   (394,683)   (475,532)   (805,911)    (8,228,108)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Depreciation and amortization.......................       1,920       2,565       3,925       5,130         29,202
    Write off of fixed assets...........................                                                      1,353,945
    Write off of patents................................                                                         95,000
    Stock to be issued in settlement of contract........                                                         25,313
    Rent recorded as capital contribution...............                                                         22,000
    Amortization of debt issuance costs.................                                                        360,250
    Changes in operating assets and liabilities:
      Accounts receivable...............................      49,730                  49,730
      Organization costs................................                                                        (12,000)
      Prepaid expenses and other assets.................    (166,340)     16,615    (126,210)     78,323         13,796
      Accounts payable and other liabilities............     (12,991)    158,247      (6,617)    168,968        345,846
                                                          ----------  ----------  ----------  ----------  --------------
    Net cash (used in) operating activities.............    (350,257)   (217,258)   (554,704)   (553,492)    (5,994,758)
                                                          ----------  ----------  ----------  ----------  --------------
Cash flows from investing activities:
  Purchase of fixed assets..............................                                                     (1,367,414)
  Patent costs..........................................       1,526                   1,526                   (193,620)
  Deposits..............................................                                                         (9,625)
                                                          ----------  ----------  ----------  ----------  --------------
    Net cash (used in) investing activities.............       1,526                   1,526                 (1,570,659)
                                                          ----------  ----------  ----------  ----------  --------------
Cash flows from financing activities:
  Proceeds from notes payable...........................                                                      2,151,000
  Repayment of notes payable............................                                                     (2,450,000)
  Net proceeds from sale of common stock................                 117,283     991,547     532,284      7,869,595
  Purchase of treasury stock............................                                                         (5,000)
                                                          ----------  ----------  ----------  ----------  --------------
    Net cash provided by financing activities...........                 117,283     991,547     532,284      7,565,595
                                                          ----------  ----------  ----------  ----------  --------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS....    (348,731)    (99,975)    438,369     (21,208)           178
Cash and cash equivalents--beginning of period..........   1,046,968     100,153     259,868      21,386
                                                          ----------  ----------  ----------  ----------  --------------
CASH AND CASH EQUIVALENTS--END OF PERIOD................     698,237         178     698,237         178            178
                                                          ----------  ----------  ----------  ----------  --------------
                                                          ----------  ----------  ----------  ----------  --------------
Supplemental disclosures of cash flow information
  Taxes paid............................................                   1,493                   9,965         47,308
  Interest paid.........................................                                                         83,317
  Fixed assets exchanged for treasury stock.............                                                          4,580
Supplemental disclosures of non-cash financing
  activities:
  Warrants issued.......................................                                                         61,250

                  See notes to condensed financial statements.

                  SKYSAT COMMUNICATIONS NETWORK CORPORATION
                         (a development stage company)

                        NOTES TO FINANCIAL STATEMENTS


NOTE A - Basis of Presentation

     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 1997, are not necessarily indicative of
the results that may be expected for the year ending December 31, 1997.   For
further information, refer to the financial statements and footnotes thereto included in the Registrant Company annual report on Form 10-KSB for the year ended December 31, 1996.

NOTE B - The Company

     Skysat Communications Network Corporation (the "Company") is a
development stage company incorporated in Delaware in July 1992.   The
Company is engaged in the research and development of a high altitude unmanned aircraft system (the "Skysat System" or the "System") for commercial application in the telecommunications industry.

     The Company has incurred significant losses to date and anticipates substantial additional losses before completion of Phase I of the Skysat
System.   There is no assurance that necessary financing will be available for completion of Phrase I or that the Company will be in a position to proceed with Phase II. As of August 15, 1997, the Company has no operating capital. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The Company is currently seeking additional financing or other arrangements to complete its planned activities. The accompanying financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary if the Company is unable to continue as a going concern.

NOTE C - Sale of Common Stock

     In February 1997 the Company commenced selling, in a private placement, unregistered shares of Class A common stock. Through June 30, 1997, 930,000 Class A common shares had been issued at $.50 per share for a total of $465,000; two officers of the Company participated in this private placement.
 For each share of stock

                 SKYSAT COMMUNICATIONS NETWORK CORPORATION
                        (a development stage company)

                         NOTES TO FINANCIAL STATEMENTS


NOTE C - Sale of Common Stock (cont.)

issued, each purchaser will receive two warrants to purchase Class A common shares, exercisable at $1.00 and $1.50, respectively. After this transaction, the Company had 4,057,250 shares outstanding.


NOTE D - Common Stock to be Issued for Deferral of Salaries/Stockholder Loans

In May 1997 the Company issued 51,667 shares of Class A common shares to employees in exchange for the deferral of salaries due through May 15, 1997. In addition, each employee will receive two options to purchase Class A common shares, exercisable at $1.00 and $1.50, respectively. The issuance of these shares increased the total shares outstanding to 4,108,917.

Through August 15, 1997, an additional 164,447 shares and 328,894 options are due to employees for the continued deferral of salaries due.

In addition, as of August 15, 1997, 160,400 shares and 320,800 warrants (exercisable under the terms noted above) are due to two stockholders of the Company (including one officer) for working capital loans totalling $80,200.

NOTE E - Related Party Transactions

     [1] Research and development expense includes the following payments or accruals to related parties for the periods indicated:

          January 1, 1996 - June 30, 1996 .........  $  63,833
                                                     ---------
                                                     ---------

          January 1, 1997 - June 30, 1997..........  $  62,725
                                                     ---------
                                                     ---------

          January 1, 1993 - June 30, 1997..........  $ 585,709
                                                     ---------
                                                     ---------


          General and Administrative expenses for the six-month periods ended June 30, 1996 and June 30, 1997, and for the period from January 1, 1993 through June 30, 1997 includes $110,000, $153,541 and $816,791, respectively, paid or due to three officers/stockholders and three director/stockholders.

                   SKYSAT COMMUNICATIONS NETWORK CORPORATION
                        (a development stage company)

                         NOTES TO FINANCIAL STATEMENTS


NOTE E - Related Party Transactions (cont.)

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


NOTE F - Stock Option Plan

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

     During the six-month period ended June 30, 1997, the Company granted 23,170 nonqualified stock options exercisable at $1.00 per share and 15,000 nonqualified stock options exercisable at $1.25 per share to two consultants to the Company.


NOTE G - Jet Propulsion Laboratory Agreement

     The Company has entered into an agreement (the "JPL Agreement") under which the Jet Propulsion Laboratory ("JPL") has developed a preliminary design of the Skysat System and determined its technical feasibility.

     Under the JPL Agreement, the Company paid JPL $2,493,000 through March
31, 1997,  for  development  work.     The  Company charged research and
development expense as JPL utilized the funds. JPL commenced its work with respect to the initial contract in April 1994 and substantially completed it
in 1996.    In addition, during 1996 JPL was tasked by the Company to do research work on telecommunications payload development with regard to conventionally-powered and

                  SKYSAT COMMUNICATIONS NETWORK CORPORATION
                        (a development stage company)

                        NOTES TO FINANCIAL STATEMENTS


NOTE G - Jet Propulsion Laboratory Agreement (cont.)

microwave-powered platforms; the Company paid JPL $50,000 in 1996 for this research which was substantially completed in early 1997.


NOTE H - Av-Intel Inc. Agreement

     In April 1996 the Company entered into an agreement with Av-Intel Inc. ("Av-Intel"), a research and development company based in Ottawa, Canada, which has developed lighter-than-air technology (stratospheric satellite vehicles) ("SSV's") that could be applied to airborne platforms. The agreement provides that Skysat and Av-Intel will work together to test the viability and cost-effectiveness of the SSV. In conjunction with this agreement, the Company incurred research and development expenses of $216,113 in the six- month period ended June 30, 1997.


NOTE I - Settlement of Construction Agreement with B & R Designs, Inc.

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



Results of Operations:

     The Company is a development stage company. Since its inception in July 1992, the Company's efforts have been principally devoted to research and development of the Skysat System and raising capital; the Company has sustained losses of $8,228,108 of which $475,532 and $805,911 were incurred during the six-month periods ended June 30, 1996 and 1997, respectively. These losses have resulted from expenditures specifically in connection with an increased level of effort under the JPL Agreement (discussed below) which commenced during 1994, the construction and development of a conventional engine-powered prototype aircraft (the "Platform"), commencement of the development of the flight management system related to the Skysat System and general and administrative activities, including legal and professional activities relating thereto and salaries to officers and employees which are continuing to date. Research and development expenses have aggregated $5,289,946 since inception, of which $151,945 and $350,039 were incurred during the six-month periods ended June 30, l996 and l997, respectively.

     The Company's research and development agreement (the "JPL Agreement") with the Jet Propulsion Laboratory ("JPL"), an operating division of the California Institute of

Technology which operates JPL under contract from NASA, commenced in April 1994. JPL incurred expenses aggregating $53,218 during the six-month period ended June 30, 1997.

     General and administrative expenses were $2,640,000 since the Company's inception in July 1992, of which $340,279 and $455,872 were expended during the six-month periods ended June 30, 1996 and 1997, respectively.

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

     The Av-Intel Agreement, which expired in June 1997, has been extended through October 4, 1997.



Liquidity and Capital Resources:

     The Company has had no revenue and has incurred a cumulative loss through June 30, 1997 of $8,228,108. The Company currently does not have the necessary liquidity and capital resources to sustain planned operations for the one year period following June 30, 1997 unless it obtains additional financing. The Company raised $465,000 from a private placement in early 1997 and is presently negotiating a private placement to raise additional
funds.   At August 15, 1997, the Company has no operating capital. In the event that the Company fails to raise the funds it requires, it may be necessary for the Company to cease operations or severely limit growth.



(B)  Plan of Operation:

     During the one-year period following June 30, 1997, the Company intends to continue to conduct significant additional research, development and testing activities in connection with the development of the Skysat System, including the completion of, and/or the acquisition and testing of, a platform, and the exploration of the technical and economic feasibility and viability of additional and alternative aerial vehicles, which, together with other general and administrative expenses, are expected to result in substantially higher operating losses. The Company does not expect to generate any revenues until such time as the Skysat System becomes commercially available, which cannot occur until it has, among other things, obtained substantial additional funds and completed development of the Skysat System.

                    SKYSAT COMMUNICATIONS NETWORK CORPORATION



                                     SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the

Registrant has duly caused this report to be signed on  its behalf by the undersigned thereunto duly authorized.



Date: August 19, 1997                             By: /s/ Martin D.  Fife
                                                     --------------------------
                                                     Martin D. Fife,
                                                     Chief Executive Officer



Date: August 19, 1997                             By: /s/ Martin D. Fife
                                                     --------------------------
                                                     Martin D. Fife,
                                                     Chief Financial Officer