Form 10QSB
period 1997-09-30
SKYSAT COMMUNICATIONS NETWORK CORP
filed 1997-11-19
CIK 919374

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549
                           --------------------------------


                                     FORM 10-QSB

                  Quarterly Report Under Section 13 or 15(d) of the
                            Securities Exchange Act of 1934
                           --------------------------------

                        For Quarter Ended: September 30, 1997

                             Commission File No. 0-24034

                      SKYSAT COMMUNICATIONS NETWORK CORPORATION
          -----------------------------------------------------------------
          (Exact name of small business issuer as specified in its charter)

                 Delaware                              13-3722117
          -----------------------------------------------------------------
          (State of Incorporation)      (I.R.S. Employer Identification No.)

                           405 Lexington Avenue, 33rd floor
                               New York, New York 10174
                           --------------------------------

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

                               Yes  X         No
                                   ----          ----

           State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                             September 30, 1997

               Class A Common Stock            3,268,550
               Class B Common Stock              855,367

Transitional Small Business Disclosure Format (check one):

                               Yes            No  X
                                   ----          ----

                         PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                  SKYSAT COMMUNICATIONS NETWORK CORPORATION
                      (a development stage company)

                Condensed Balance Sheet at September 30, 1997
                                   (unaudited)

                                  A S S E T S

Current Assets:
  Cash and cash equivalents.................................         161
  Prepaid expenses..........................................      44,757
  Other current assets......................................       3,013
                                                               ---------
      Total current assets..................................      47,931

Equipment, at cost (net of $2,112 accumulated depreciation).       2,698
Patent costs (net of $15,975 accumulated depreciation)......      82,644
Other.......................................................      10,225
                                                               ---------
      TOTAL.................................................     143,498
                                                               ---------
                                                               ---------

                             L I A B I L I T I E S
Current Liabilities:
  Accrued expenses..........................................     320,431
  Accrued salaries..........................................     142,723
  Notes payable--stockholders (Note D)......................     152,309
    Less: deferred financing costs..........................     (97,137)
                                                               ---------
      Total current liabilities.............................     518,326
                                                               ---------

                       STOCKHOLDERS' EQUITY (DEFICIENCY)
                         (Notes B, C, D, E, F and H)

Preferred stock, par value $0.01 per share,
  5,000,000 shares authorized, none issued
Class B common stock, par value $0.001 per share,
  2,000,000 shares authorized; 1,523,117 shares
  issued, including  872,125 forfeitable shares and
  667,750 treasury shares...................................       1,523
Class A common stock, par value $0.001 per share,
  18,000,000 shares authorized, 3,268,550 shares
  issued and outstanding, including 127,875
  forfeitable shares .......................................       3,269
Capital in excess of par value..............................   7,943,879
Deficit accumulated during the development stage............  (8,496,419)
                                                               ---------

      Sub-total.............................................    (547,748)
Add: stock to be issued in settlement of contract (Note H)..      25,313
     stock to be issued to officer/stockholder
       for loans (Note D)...................................     157,188
Less: 667,750 Class B shares held in the Treasury,
       at cost (Note E[3])..................................      (9,580)
                                                               ---------
        Total stockholders' equity (deficiency).............    (374,828)
                                                               ---------
      TOTAL.................................................     143,498
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

                 SKYSAT COMMUNICATIONS NETWORK CORPORATION
                       (a development stage company)

                    Condensed Statements of Operations
                                (unaudited)

                                                                                                    FOR THE
                                                                                                  PERIOD FROM
                                                                                                 COMMENCEMENT
                                               FOR THE THREE MONTHS      FOR THE NINE MONTHS     OF OPERATIONS
                                                       ENDED                    ENDED             (JANUARY 1,
                                                   SEPTEMBER 30,            SEPTEMBER 30,          1993) TO
                                              -----------------------  ------------------------    SEPT. 30,
                                                 1996         1997        1996         1997          1997
                                              -----------  ----------  -----------  -----------  -------------
Operating Expenses:
Research and development expenses (Note
  E[1]).....................................    1,423,401      54,004    1,575,347      404,043     5,343,951
General and administrative expenses (Note
  E)........................................      241,253     144,075      581,532      599,947     2,784,075
                                              -----------  ----------  -----------  -----------  -------------
Total operating expenses....................    1,664,654     198,079    2,156,879    1,003,990     8,128,026
                                              -----------  ----------  -----------  -----------  -------------
Loss from Operations........................   (1,664,654)   (198,079)  (2,156,879)  (1,003,990)   (8,128,026)
                                              -----------  ----------  -----------  -----------  -------------
Financing Costs (Income):
Interest (income)...........................       (6,915)                 (23,607)                  (145,405)
Interest expense............................                    2,368                     2,368        85,685
Amortization of deferred financing costs....                   67,863                    67,863       366,863
Amortization of debt discount...............                                                           61,250
                                              -----------  ----------  -----------  -----------  -------------
Total financing costs (income)..............       (6,915)     70,231      (23,607)      70,231       368,393
                                              -----------  ----------  -----------  -----------  -------------
NET LOSS....................................   (1,657,740)   (268,310)  (2,133,272)  (1,074,221)   (8,496,419)
                                              -----------  ----------  -----------  -----------  -------------
                                              -----------  ----------  -----------  -----------  -------------
Net loss per share of common stock..........  $     (0.60) $    (0.09) $     (0.81) $     (0.41)  $     (4.25)
                                              -----------  ----------  -----------  -----------  -------------
                                              -----------  ----------  -----------  -----------  -------------
Weighted average number of common shares and
  common share equivalents outstanding......    2,765,000   3,114,297    2,633,613    2,603,660     1,997,302
                                              -----------  ----------  -----------  -----------  -------------
                                              -----------  ----------  -----------  -----------  -------------

                            See notes to condensed financial statements.

                      SKYSAT COMMUNICATIONS NETWORK CORPORATION
                           (a development stage company)

                         Condensed Statements of Cash Flows
                                     (unaudited)

                                                                                                      FOR THE
                                                                                                    PERIOD FROM
                                                                                                   COMMENCEMENT
                                                                                                   OF OPERATIONS
                                                                            NINE MONTHS ENDED       (JANUARY 1,
                                                                              SEPTEMBER 30,          1993) TO
                                                                         ------------------------    SEPT. 30,
                                                                            1996         1997          1997
                                                                         -----------  -----------  -------------
Cash flows from operating activities:
  Net loss.............................................................   (2,133,272)  (1,074,221)   (8,496,419)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization......................................        9,975        7,695        31,767
    Write off of fixed assets..........................................    1,353,945                  1,353,945
    Write off of patents...............................................                                  95,000
    Expenses paid by issuance of shares or options.....................                    36,205        36,205
    Stock to be issued in settlement of contract.......................                                  25,313
    Stock to be issued to officer/stockholder..........................                   157,188       157,188
    Rent recorded as capital contribution..............................                                  22,000
    Amortization of debt issuance costs................................                    67,863       428,113
    Changes in operating assets and liabilities:
      Accounts receivable..............................................      166,697
      Organization costs...............................................                                 (12,000)
      Prepaid expenses and other assets................................     (228,078)      45,460       (19,067)
      Accounts payable and other liabilities...........................      (27,065)     121,278       298,157
                                                                         -----------  -----------  -------------
    Net cash (used in) operating activities............................     (857,798)    (638,534)   (6,079,800)
                                                                         -----------  -----------  -------------
Cash flows from investing activities:
  Purchase of fixed assets.............................................                              (1,367,414)
  Patent costs.........................................................       (1,301)                  (193,620)
  Deposits.............................................................                                  (9,625)
                                                                         -----------  -----------  -------------
    Net cash (used in) investing activities............................       (1,301)                (1,570,659)
                                                                         -----------  -----------  -------------
Cash flows from financing activities:
  Proceeds from notes payable..........................................                   152,309     2,303,309
  Repayment of notes payable...........................................                              (2,450,000)
  Net proceeds from sale of common stock...............................      991,547      465,000     7,802,311
  Purchase of treasury stock...........................................                                  (5,000)
                                                                         -----------  -----------  -------------
    Net cash provided by financing activities..........................      991,547      617,309     7,650,620
                                                                         -----------  -----------  -------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS...................      132,448      (21,225)          161
Cash and cash equivalents--beginning of period.........................      259,868       21,386
                                                                         -----------  -----------  -------------
CASH AND CASH EQUIVALENTS--END OF PERIOD...............................      392,316          161           161
                                                                         -----------  -----------  -------------
                                                                         -----------  -----------  -------------
Supplemental disclosures of cash flow information
  Taxes paid...........................................................        1,364       11,965        49,308
  Interest paid........................................................                                  83,317
  Fixed assets exchanged for treasury stock............................                                   4,580
Supplemental disclosures of non-cash financing activities:
  Warrants issued......................................................                                  61,250

                See notes to condensed financial statements.

                      SKYSAT COMMUNICATIONS NETWORK CORPORATION
                            (a development stage company)

                            NOTES TO FINANCIAL STATEMENTS



NOTE A - Basis of Presentation

    The accompanying unaudited condensed financial statements have been prepared pursuant to instructions to Form 10-QSB and Item 310(b) of Regulation S-B of the SEC. Accordingly, they do not include all of the information and footnote disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 1997, are not necessarily indicative of the results that may be expected for the year
ending December 31, 1997.   For further information, refer to the financial
statements and footnotes thereto included in the Registrant Company annual report on Form 10-KSB for the year ended December 31, 1996.

NOTE B - The Company

    Skysat Communications Network Corporation (the "Company") is a
development stage company incorporated in Delaware in July 1992.   The
Company is engaged in the research and development of a high altitude unmanned aircraft system (the "Skysat System" or the "System") for commercial application in the telecommunications industry.

    The Company has incurred significant losses to date and anticipates substantial additional losses before completion of Phase I of the Skysat System. There is no assurance that necessary financing will be available for completion of Phase I or that the Company will be in a position to proceed with Phase II. As of October 31, 1997, the Company has no operating capital. These factors raise substantial doubt about the ability of the Company to
continue as a going concern.   The accompanying financial statements do not
include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary if the Company is unable to continue as a going concern.

NOTE C - Sale of Common Stock

    From February through April, 1997, the Company sold, in a private placement, unregistered shares of Class A common stock. Through this private placement, 930,000 Class A common shares were issued at $.50 per share for a total of $465,000;

                      SKYSAT COMMUNICATIONS NETWORK CORPORATION
                            (a development stage company)

                            NOTES TO FINANCIAL STATEMENTS

NOTE C - Sale of Common Stock (cont.)

two officers of the Company participated in this private placement. For each share of stock issued, each purchaser received two warrants to purchase Class A common shares, exercisable at $1.00 and $1.50, respectively. After this transaction, the Company had 4,057,250 shares outstanding.

NOTE D - Common Stock to be Issued for Deferral of Salaries/Stockholder Loans

    Employees of the Company agreed to defer salaries due from February 15 through October 31, 1997. In addition, one stockholder and one officer/stockholder have made working capital loans to the Company bearing interest at 10%. In consideration for such salary deferrals and loans, the Company has issued or committed to be issued the following shares, options and warrants:


                        Number of  Value of             Number of
                                                 Options/Warrants for Class A
                        Class A    Class A        Common Shares Exercisable @
                        Common     Common     ---------------------------------
                        Shares     Shares    $0.50        $1.00           $1.50
                        -------    -------   -------      -------      --------

For salary deferrals:

  Through 5/15/97   (1)  51,667    $21,844                 51,667        51,667
  Through 7/31/97   (1)                      137,265      137,265       137,265
  Through 10/31/97  (2)                      126,537      126,537       126,537
                         ------    -------   -------      -------       -------
       Totals            51,667    $21,844   263,802      315,469       315,469
                         ------    -------   -------      -------       -------
                         ------    -------   -------      -------       -------
For stockholder loans:

  Through 7/31/97  (1)   15,000     $7,812                 15,000        15,000
  Through 7/31/97  (1)                                    169,000       169,000
  Through 10/31/97(2)   323,618   $157,188                154,618       154,618
                         ------   --------   -------      -------       -------
       Totals           338,618   $165,000                338,618       338,618
                         ------    -------   -------      -------       -------
                         ------    -------   -------      -------       -------

    (1) Issued prior to balance sheet date
    (2) Issuable as of October 31, 1997

                      SKYSAT COMMUNICATIONS NETWORK CORPORATION
                            (a development stage company)

                            NOTES TO FINANCIAL STATEMENTS


NOTE E - Related Party Transactions

    [1] Research and development expense includes the following payments or accruals to related parties for the periods indicated:

         January 1, 1996 - September 30, 1996 ...........$  76,458
                                                         ---------
                                                         ---------

         January 1, 1997 - September 30, 1997............$  72,975
                                                         ---------
                                                         ---------

         January 1, 1993 - September 30, 1997............$ 595,959
                                                         ---------
                                                         ---------

         General and Administrative expenses for the nine-month periods ended September 30, 1996 and September 30, 1997, and for the period from January 1, 1993 through September 30, 1997 includes $165,000, $168,245 and $831,495, respectively, paid or due to three officers/stockholders and three director/stockholders.

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

                      SKYSAT COMMUNICATIONS NETWORK CORPORATION
                            (a development stage company)

                            NOTES TO FINANCIAL STATEMENTS


NOTE F - Stock Option Plan (cont.)

    During the nine-month period ended September 30, 1997, the Company granted 23,170 nonqualified stock options exercisable at $1.00 per share to a consultant to the Company. These options were valued at $6,549 and recorded as consulting fees.

    In addition to options granted during the nine-month period ended September 30, 1997 for salary deferrals (Note D), the Company also granted 215,000 options to directors, officers and employees. Had compensation cost for all of the options granted to directors, officers and employees through September 30, 1997, been determined based upon fair value at the grant date consistent with the methodology prescribed under SFAS #123, The Company's net loss for the period would have increased by $162,800.


NOTE G - Av-Intel Inc. Agreement

    In April 1996 the Company entered into an agreement with Av-Intel Inc. ("Av-Intel"), a research and development company based in Ottawa, Canada, which has developed lighter-than-air technology (stratospheric satellite vehicles) ("SSV's") that could be applied to airborne platforms. The agreement provides that Skysat and Av-Intel will work together to test the viability and cost-effectiveness of the SSV. In conjunction with this agreement, the Company incurred research and development expenses of $252,306 and $251,628 in the nine- month periods ended September 30, 1996 and 1997, respectively .

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

Results of Operations:

    The Company is a development stage company. Since its inception in July 1992, the Company's efforts have been principally devoted to research and development of the Skysat System and raising capital; the Company has sustained losses of $8,496,419 of which $2,133,272 and $1,074,221 were incurred during the nine-month periods ended September 30, 1996 and 1997, respectively. These losses have resulted from expenditures specifically in connection with an increased level of effort under the JPL Agreement (discussed below) which commenced during 1994, the construction and development of a conventional engine-powered prototype aircraft (the "Platform"), commencement of the development of the flight management system related to the Skysat System and general and administrative activities, including legal and professional activities relating thereto and salaries to officers and employees which are continuing to date. Research and development expenses have aggregated $5,343,951 since inception, of which $1,575,347 and $404,043 were incurred during the nine-month periods ended September 30, l996 and l997, respectively.

    The Company's research and development agreement (the "JPL Agreement") with the Jet Propulsion Laboratory ("JPL"), an operating division of the California Institute of Technology which operates JPL under contract from NASA, commenced in April 1994. JPL incurred expenses aggregating $53,218 during the nine-month period ended September 30, 1997.

    General and administrative expenses were $2,784,075 since the Company's inception in July 1992, of which $581,532 and $599,947 were expended during the nine-month periods ended September 30, 1996 and 1997, respectively.

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

    The Av-Intel Agreement, which expired in June 1997, was extended through
October 29, 1997.   Management of the Company is currently negotiating a
further extension of this Agreement.

Liquidity and Capital Resources:

    The Company has had no revenue and has incurred a cumulative loss through September 30, 1997 of $8,496,419. The Company currently does not have the necessary liquidity and capital resources to sustain planned operations for the one year period following September 30, 1997 unless it obtains additional financing. The Company raised $465,000 from a private placement in early 1997 and is attempting to raise additional financing from a second private placement. As of October 31, 1997, the Company has no working capital. In the event that the Company fails to raise the funds it requires, it may be necessary for the Company to cease operations or severely limit growth.

(B)      Plan of Operation:

    During the one-year period following September 30, 1997, the Company intends to continue to conduct significant additional research, development and testing activities in connection with the development of the Skysat System, including the completion of, and/or the acquisition and testing of, a platform, and the exploration of the technical and economic feasibility and viability of additional and alternative aerial vehicles, which, together with other general and administrative expenses, are expected to result in substantially higher operating losses. The Company does not expect to generate any revenues until such time as the Skysat System becomes commercially available, which cannot occur until it has, among other things, obtained substantial additional funds and completed development of the Skysat System.

                      SKYSAT COMMUNICATIONS NETWORK CORPORATION


                                      SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 18, 1997                  By: /s/ Martin D.  Fife
                                            -------------------------------
                                                 Martin D. Fife,
                                                 Chief Executive Officer



Date: November 18, 1997                  By: /s/ Martin D. Fife
                                            -------------------------------
                                                 Martin D. Fife,
                                                 Chief Financial Officer